Form 10-K
period 1993-12-31
HORRIGAN AMERICAN INC
filed 1994-03-18
CIK 716801

==============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                --------------
                                  FORM 10-K
/X/          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
           FOR THE TRANSITION PERIOD FROM ---------- TO ----------
                         COMMISSION FILE NO. 2-82551
                           HORRIGAN AMERICAN, INC.
                  INCORPORATED IN THE STATE OF PENNSYLVANIA
              I.R.S. EMPLOYER IDENTIFICATION NUMBER: 23-2224614
                    ADDRESS OF PRINCIPAL EXECUTIVE OFFICE:
                               6 COMMERCE DRIVE
                     SHILLINGTON, PENNSYLVANIA 19607-9704

               REGISTRANT'S TELEPHONE NUMBER IS: (610) 775-5199
      SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT: NONE

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                               YES  X   NO
                                   ---     ----

    INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. /X/

    The number of shares outstanding of each of the registrant's class of common stock, as of February 28, 1994: 3,111,766 shares of Common Stock at $1 par value.

    The aggregate market value of the voting stock held by non-affiliates as of February 28, 1994 was $9,753,171.

                  DOCUMENTS INCORPORATED BY REFERENCE: NONE
==============================================================================

                           HORRIGAN AMERICAN, INC.
                                  FORM 10-K
                         YEAR ENDED DECEMBER 31, 1993

                                    INDEX

                                                                          PAGE
                                                                           ---
                                    PART I
Item 1.   Business...................................................        1
Item 2.   Properties.................................................        6
Item 3.   Legal Proceedings..........................................        7
Item 4.   Submission of Matters to a Vote of Security Holders........        7

                                   PART II
Item 5.   Market for the Registrant's Common Equity and Related
              Stockholder Matter.....................................        9
Item 6.   Selected Financial Data....................................        9
Item 7.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................        9
Item 8.   Financial Statements and Supplementary Data................       17
Item 9.   Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure....................       49


                                   PART III
Item 10.  Directors and Executive Officers of the Registrant.........       50
Item 11.  Executive Compensation.....................................       52
Item 12.  Security Ownership of Certain Beneficial Owners and
              Management.............................................       54
Item 13.  Certain Relationships and Related Transactions.............       56

                                   PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K............................................       57

ITEM 1.  BUSINESS


GENERAL NATURE OF BUSINESS

    The Company's business is principally divided into three segments: commercial leasing and financing, investments in commercial real property leasing and rental projects, and furniture and equipment sales.

    The Company's assets primarily consist of: receivables from commercial borrowers; direct finance leases with commercial lessees; and interests in partnerships which own commercial real estate and rent it to others, generally under operating leases.

    As of December 31, 1993, approximately 79% of such assets were receivables which arose from commercial leasing and financing, and 21% was real property owned by the Company and leased or rented to others under operating leases.

COMMERCIAL LEASING AND COMMERCIAL FINANCING

    The Company conducts its commercial leasing and commercial lending operations, on a national basis, primarily from its corporate headquarters located in Reading, Pennsylvania. Additionally, the Company maintains offices in Crestview Hills, Kentucky (a suburb of Cincinnati, Ohio), and Deerfield, Illinois (a suburb of Chicago). Marketing personnel are also located in Pittsburgh, Pennsylvania; San Diego and Los Angeles, California; and Portland, Oregon.

    The Company conducts its leasing and lending activities in several ways. A portion of its business is generated with customized sales aid leasing programs for vendors of equipment. Direct customer solicitation programs (telemarketing, mail solicitations, and direct customer visits and referrals) focusing primarily on present and former lessees and commercial borrowers also generate business for the Company. Also, three affinity marketing divisions generate volume for the Company -- American Legal Funding which offers funding programs specifically designed for the legal profession; the Information Systems Funding Group which offers leasing and lending services for the use or ownership of mid-size computers and computer software to businesses; and American Reli Financial which provides leasing and lending services to general equipment rental centers. Additionally, the Company through its General Services Division provides equipment leases and asset-based loans to a broader range of customers not serviced by the three affinity marketing divisions.

    Sales aid leasing programs are programs wherein the Company provides full pay out or finance instruments (usually on a nonrecourse basis to the product seller) to assist sellers of commercial equipment in merchandising their products. The Company approves all contracts prior to authorizing purchase of the equipment under the sales aid leasing programs. No one program commitment is expected to exceed 15% of the Company's annual commercial leasing/lending volume.

    As of December 31, 1993, the Company held $99,000 in repossessed equipment and equipment returned to it at the conclusion of the lease terms (classified as other assets on the consolidated financial statements). Repossessed and returned equipment is initially recorded at no more than 70% of estimated fair value and is periodically written down until resold. (See "Furniture and Equipment Sales".)

    Acquisitions

    On June 1, 1993, the Company purchased all of the capital stock of Canyon Capital, Inc. ("Canyon"), whose principal business consisted of financing and leasing equipment. (See Note R to the consolidated financial statements.) The Company does not intend to operate the acquired business under the trade name Canyon and intends to liquidate the portfolio of leases and loans while soliciting certain lessees for additional new business.

    On January 31, 1992, the Company purchased substantially all the assets of Reli Financial Corp. ("Reli"), whose principal business consists of providing financing to the equipment rental industry. The Company continues to operate this acquired business (as well as the existing rental and financing business) under the trade name "American Reli Financial". Reli's pre-acquisition policies, procedures and systems have been evaluated, and integrated with the Company's management practices. Direct solicitation remains the focus activity of this division, and has increased the Company's market penetration through expanded direct marketing efforts and trade show participation.

    Direct Finance Leasing

    Finance leases, often referred to as full pay out or capital leases, are non-cancellable contracts, generally for a longer term than operating leases, under which the original equipment cost to the Company is generally less than the stream of periodic payments to be received from the lessee during the initial lease term.

    The Company's direct finance leases are those which meet one or more of the following four criteria: (a) the lease transfers ownership of the property to the lessee by the end of the lease term; (b) the lease gives the lessee an option to purchase the property at a price that is sufficiently lower than the expected fair value of the property at the time the option becomes exercisable such that its exercise appears, at the inception of the lease, to be reasonably assured; (c) the lease term is equal to 75% or more of the estimated economic life of the property; or (d) the present value of the minimum lease payments at the beginning of the lease term equals or exceeds
90% of   the fair value of the property.

    In the case of its direct finance leases, the Company retains title to the asset, yet the lessee generally bears the contractual risk of loss and the duty to maintain and insure the asset. The Company's principal exposure on a direct finance lease is the lessee's ability to make payments (i.e., the credit risk); therefore, only after the Company is satisfied of the lessee's credit worthiness and of its ability to make future lease payments, and upon receipt of an executed lease, does the Company issue a purchase order to a manufacturer or vendor for the equipment. Generally, the lessee pays the Company, over the non-cancellable term of the lease, an amount equal to the purchase price of the leased equipment, less its estimated unguaranteed residual value, if any, at the end of the lease term, plus a gross profit. The lessee generally has the option at the conclusion of the term of the lease to either (1) renew the lease; (2) purchase the equipment at its then market value or for a predetermined amount; or (3) return the equipment to the Company. The Company records a direct finance lease on its books as a receivable. The terms of direct finance leases vary in length with the size of the lease and the estimated useful life of the leased property and generally range from 12 to 60 months. The median original term of the Company's direct finance leases is approximately 33 months.

    Direct finance leases are originated through dealer sales organizations, or directly with the lessee. Approximately 35 marketing representatives and support staff present the Company's leasing programs to dealer/vendors (thereby providing their customers the alternative of lease financing when acquiring various types of equipment), and/or engage in direct solicitation programs focusing on present and former lessees and also potential new lessees, generally through telemarketing and direct mail solicitation. Because the Company generally purchases equipment from dealers on a nonrecourse basis, the leasing transaction provides a sale for the dealer/vendor of the product. Frequently, former or existing lessees request to lease additional equipment from the Company. Upon re-examination and approval of the credit risk (including the lessee's credit, capacity to pay, and nature of the leased property) the Company makes a decision to purchase equipment for lease to the direct lessee.

    As of year-end 1993, the Company owned and serviced 6,390 direct finance lease contracts. No individual lessee had direct finance leases accounting for more than 2.3% of the total finance lease contracts outstanding as of December 31, 1993. (See note C to the consolidated financial statements for concentration of credit risk related to finance receivables.) Direct finance lease contracts (direct finance leasing receivables plus residual valuation less unearned income) totalled $92,532,000 as of December 31, 1993.

    Commercial Financing

    The Company engages in commercial financing transactions with various commercial customers. Commercial loans are generally secured by inventory, receivables, equipment, or real estate. Installment loan agreements under which a seller of commercial equipment enters into an installment sale of equipment to a buyer are discounted by and assigned to the Company. Criteria to qualify for commercial loans include credit worthiness, ability to make future payments, and the quality of collateral used to secure the loans. As of December 31, 1993, the Company had 2,102 commercial loans totalling $35,050,000.

    As of December 31, 1993, the Company held $732,000 in real estate from foreclosures on two commercial loans. The real estate is recorded at estimated fair value (net of disposal costs) and is included in other assets on the consolidated financial statements.

REAL ESTATE

    The Company, through American Real Estate Investment and Development Co., a wholly-owned subsidiary, is in the business of making and managing investments in commercial real property for itself and on behalf of third party investors. This activity principally involves the formation and management of investment partnerships, asset management, and related advisory and funding activities. The Company's portfolio was acquired through sale/ leaseback transactions, where existing buildings are purchased and leased back to the seller; build-to-suit projects, where buildings are constructed for lease to a specific tenant; or through the acquisition of specific properties from third parties. In some instances, properties are acquired in joint venture with other investors or management companies. Presently the Company subcontracts all day-to-day asset management responsibilities to third parties with whom the Company works closely.

    The emphasis the Company places on the activities of buying, managing and/ or selling properties tends to vary from time to time in concert with the markets and the Company's objectives. Since 1991, the Company has primarily focused on managing and refinancing its properties. Purchases of real estate assets are likely to be considered in 1994 as certain market conditions have improved since the Company ceased acquisition activity at the end of 1991. The Company also is considering the sale of certain individual assets and groups of assets, as it does from time to time. It is likely that certain property sales will be consumated in 1994 based on present marketing activity.

    The forty-one properties owned and managed as of December 31, 1993 are classified as follows: eighteen are office buildings, twelve are industrial buildings, three are limited service hotels, five are various retail centers, and three are various other commercial properties. Ten of the properties are multi-tenant, excluding the hotels. In these projects, assistance in leasing and other onsite management activities is provided either by co-managing partners local to the project or through third party management companies (or both). The Company is general partner in Hampton Inn hotels in Flint, Michigan, Reading, Pennsylvania, and Allentown, Pennsylvania, and provides hotel management services through American Hotel Management, Inc., a subsidiary of the Company.

    The Company has in a select few instances made operating loans to individuals or corporate entities in connection with its real estate investment activities. These loans are included in the "Commercial Financing" section.

    Write-down

    The Company's commercial real estate continues to be affected by the general decline in real estate industry values and poor liquidity. Certain conditions improved in 1993, somewhat mitigating these value declines.

    Generally accepted accounting principles which govern the Company's reporting of its carrying value of assets do not permit the Company to increase the reported book value (original cost less accumulated depreciation) of properties which increase in fair value. However, properties that are believed to have experienced material decreases below book value, of a permanent nature, must be written down by the Company in the current reporting period at the time of such determination. As of June 30, 1992, eleven properties were believed to have had an estimated current fair value materially below book value. The Company, in order to reflect this value degradation, incurred a charge to earnings, net of deferred taxes and net of losses allocable to minority interests, of $2,773,000 and reduced its share of reported book value in real estate assets by $4,302,000, to $33,836,000. As of December 31, 1993, the Company incurred an additional charge to earnings, net of deferred taxes, of $322,000, and reduced its share of reported book value in real estate assets by $488,000 to $31,419,000.

    Management used the best information reasonably available to develop its estimates of market value and in the case of any substantial devaluations, the Company has secured appraisals performed by third party appraisers as a basis for establishing current value. The third party appraisals substantially corroborated management's estimates of value. Future changes to these estimates may be necessary if conditions differ substantially from the assumptions used in developing these valuations.

    Investment in Real Estate Partnerships

    The following table is a summary of the Company's total investment in and operating results from consolidated and unconsolidated real estate partnerships based on the Company's specific ownership percentages. (See "Write-down.")

(IN THOUSANDS)
- --------------------------------------------------------------------------------------------------------------------------------
                                                        INCOME
                                                     BEFORE TAXES                   NONCASH EXPENSES INCLUDED         GAIN ON
  YEAR         INVESTMENT IN REAL                  FROM REAL ESTATE                         IN INCOME                 SALE OF
 ENDED         ESTATE PARTNERSHIPS                   PARTNERSHIPS                          BEFORE TAXES             PARTNERSHIP
 12/31      CONSOLIDATED     INVESTEE    CONSOLIDATED     INVESTEE     TOTAL       WRITE-DOWN      DEPRECIATION      INTERESTS
- ---------------------------------------------------------------------------------------------------------------------------------
  1993         $9,441          $(8)        $   380         $ (39)     $  341         $  488           $1,146            $ --
                                                                                      4,302
  1992          4,684            66         (3,209)         (229)      (3,438)                         1,216               1
  1991          7,496           978            111           (96)          15           --             1,081             547
  1990          6,941           468             86          (199)        (113)          --               908              --
  1989          2,315           774           (216)         (131)        (347)          --               755             301


    Investment in real estate partnerships increased in 1993 primarily due to the conversion of debt owed by the partnerships to the Company into capital, capital contributions by the Company as part of the restructuring of one partnership, and the purchase of limited partnership interests previously held by third parties.

    Investment in real estate partnerships decreased substantially in 1992 due to the write-down of property values (see "Write-down,"). Excluding the write-down, investment levels in 1992 increased $578,000 from 1991. Substantially all of the increase resulted from the purchase of limited partnership interests in investee partnerships previously held by third parties.

    Continuing the trend begun in 1991, the Company refrained from the making of investments in property acquisitions. From 1989 through 1990, investment in real estate partnerships expanded due to property acquisitions. The Company has not sold a material amount of properties since its inception. It is likely in the near future that property sales will represent a more significant part of the Company's real estate business.

    Income before taxes from real estate partnerships is the aggregate of the Company's proportionate share of such income from all partnerships in which the Company has ownership interests.

This income measure includes both income or loss from operations (i.e., rental income less operating expenses, interest charges, and depreciation), and income or loss from the sale of properties owned by the partnerships. Income before taxes in 1993 and 1992 was negatively impacted by the write-downs described above. Excluding the write-down in 1993, income before taxes was $829,000. Excluding the write-down of $4,302,000 (including an adjustment for $198,000 of losses attributable to minority interests), income before taxes from real estate partnerships in 1992 was $666,000, an improvement from 1991. While a continuation of the positive trend since 1989, the improvement in 1993 and 1992 was substantially attributable to lower interest costs rather than an improvement in the operation of the Company's real estate. In general, this profitability from operations is expected to be negatively affected in future periods as leases expire and reset to prices reflecting the lower rents prevailing in many of the markets in which the Company owns real estate. Vacancy can also impact this income measure, although the Company did not experience significant fluctuations in income due to vacancy in 1993.

    As is indicated in the above table, in 1993 and 1992 the Company generated only a nominal gain on sale of partnership interests as no meaningful sales activity was conducted. This inactivity was due primarily to poor market conditions resulting from general investor uncertainty over values and concerns over real estate's relative illiquidity. The Company's activities in earlier years had consisted of sales involving one to three partnerships. The Company considers sales based on (i) the Company's need for additional liquidity (ii) the extent to which the Company has access to the market for limited partnership capital, and (iii) the attractiveness of the Company's partnership interests as a vehicle for resale to limited partner investors.

    The extent of gain on sale of partnership interests is dependent on a number of factors: the selling price (which is dependent on the yields necessary to attract investors as compared with the yields generated by the partnership), selling costs, and the book value of the interests being sold, against which gain is measured. The book value of a given interest is dependent in part on depreciation charges previously taken, which in turn is a function of the length of time the interest has been held prior to sale, and other factors. Because of the interaction of these various factors, the Company's gain on sale of partnership interests has not shown any consistent pattern over the last five years. Because of current economic conditions, the Company does not expect to recognize significant gains from the sale of partnership interests in the near term.

    Real Estate Financing and Contingencies

    The Company has commercial loans outstanding to, and has guaranteed portions of the debt of, nine unconsolidated real estate partnerships (See notes E and O to the consolidated financial statements): The Company's ownership interest in these partnerships range from 10% to 58.2% in 1993 and 1992. As of December 31, 1993 and 1992, commercial loans outstanding to these partnerships totalled $2,412,000 and $1,408,000, respectively, and the guaranteed portions of the debt of these partnerships were $2,400,000 and $2,675,000, respectively.

FURNITURE AND EQUIPMENT SALES

    The Company, through The Business Outlet, Inc., a wholly-owned subsidiary located in a 36,000 square foot showroom/warehouse in West Reading, Pennsylvania, is in the business of selling new, remanufactured and used office furniture and equipment to the retail and wholesale market place from the West Reading location and through several company sales representatives located throughout central and southeastern Pennsylvania. Also, The Business Outlet, Inc. services the computers, fax machines and copier equipment which it sells.

    The Company expects to expand this segment of its business by (i) becoming a franchised distributor for certain lines of new office furniture; (ii) expanding the sale of used, remanufactured and reconditioned case goods (file cabinets, desks, shelves, etc.), seating, computer furniture, system furniture (cubicles and panels) and new and reconditioned computers, fax machines and copiers; and (iii) possibly opening additional showroom/warehouse locations de novo or by acquisition.

    The Company generated gross revenues from the furniture and equipment sales segment of its business of $1,858,000 in 1993, $1,130,000 in 1992, $281,000 in 1991, $317,000 in 1990 and $184,000 in 1989.

    Additionally, The Business Outlet, Inc. continues to provide asset related services to the commercial leasing and commercial financing segments of the Company, including: purchase options and personal property tax collections, equipment appraisals, repossession services, and sales of off-lease and repossessed equipment. (See "Business -- Commercial Leasing and Commercial Financing".)

COMPETITION

    The Company's business is highly competitive. A great number of financial institutions and others are engaged in the same lines of business as the Company, ranging from small enterprises to national corporations, many of which are substantially larger and have access to greater resources than the Company. The Company's competitors include foreign and domestic commercial and savings banks; investment banks; national and regional leasing companies; manufacturer-related, vendor-affiliated and bank-related leasing companies; diversified financial service companies, insurance companies, other credit grantors, other real estate investment companies and other sellers of new, used and remanufactured office furniture and equipment.

    Based upon information published in the American Banker, the Company ranked as the 62nd largest among all finance companies in the United States as of December 31, 1992, as measured by size of capital funds, which consist of capital, surplus, retained earnings and non-current subordinated debt. Finance companies in the American Banker survey include consumer and commercial finance and equipment leasing companies, but exclude banks and thrifts.

    Among various types of commercial lenders and lessors, competition relates to such matters as the size and length of contracts, the interest or rental rate and other types of finance and service charges, and the nature of the asset residual risk which the lender or lessor is willing to assume.

    In addition, equipment leasing companies and commercial finance companies compete with other leasing companies and commercial finance companies on the basis of name recognition, reputation for satisfactory customer service, and retention of customers through acquisition of repeat business.

EMPLOYEES

    As of December 31, 1993, the Company had 92 full-time and 6 part-time employees. The Company encourages its employees to participate in college and other professionally-sponsored programs to further their knowledge and professional expertise. Effective January 1, 1994, the Company has a 401(k) plan covering substantially all employees who qualify as to age and length of service. This plan will continue with a profit sharing component. Previously, the Company had two defined contribution profit sharing plans. The Company provides health, life, and disability insurance protection; educational assistance; supplemental health care expense reimbursement; and other standard employee benefits during, but not after, employment with the Company.

FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS

    See note M to the consolidated financial statements for information relating to the Company's total revenues, operating profit, and identifiable assets by industry segments.

ITEM 2.  PROPERTIES

PROPERTY

    The Company owns (through a consolidated real estate partnership) the Horrigan American, Inc. headquarters building in Flying Hills, Reading, Pennsylvania, which also houses the AEL

Leasing Co., Inc. corporate staff and most of the commercial leasing and lending staff of this subsidiary, and other tenants. This office space is suitable and adequate for the Company's office staff and supporting computer operations, which principally utilize telephone, fax, and computer equipment. The Company also owns (through two consolidated real estate partnerships) the building in which The Business Outlet, Inc. showroom/warehouse in West Reading, Pennsylvania is located and the building in which The Business Outlet, Inc. leases warehouse space in Fleetwood, Pennsylvania. The Company has space available in these facilities, which should adequately cover its growth requirements.

    The Company leases its commercial leasing/lending offices in Deerfield, Illinois (a suburb of Chicago), and Crestview Hills, Kentucky (a suburb of Cincinnati, Ohio). The American Real Estate Investment and Development Co. corporate staff is also located in the Deerfield, Illinois office. Rental expense for the year 1993 for the Company's leased offices was $77,000. These leases expire at various times through March, 1996. (See note N to the consolidated financial statements.) The Company believes that alternative office space is available in all areas.

ITEM 3.  LEGAL PROCEEDINGS

LITIGATION

    The Company is party (plaintiff or defendant) to certain legal actions. While any litigation has an element of uncertainty, management, after reviewing these actions with legal counsel, is of the opinion that the liability, if any, resulting from these actions will not have a material effect on the financial condition or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                   PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
         MATTERS

    There is no trading market for the registrant's common stock of the Registrant. See Item 13, "Certain Relationships and Related Transactions" for agreements restricting the right of individual parties to dispose of their stock in the Company.

    At February 28, 1994, there were 60 holders of common stock of the Registrant.

    Common stock dividends were paid in January and July of 1993 and 1992. In 1993, total dividends paid were $459,805 on 3,300,298 shares outstanding in January and 3,273,180 shares outstanding in July. In 1992, total dividends paid were $265,034 on 3,323,055 shares outstanding in January and 3,305,047 shares outstanding in July. (See Item 8, "Consolidated Statements of Changes in Stockholders" Equity.'')

    See Item 8, Note J to the consolidated financial statements for covenants which restrict payment of dividends.

ITEM 6.  SELECTED FINANCIAL DATA

                           SELECTED FINANCIAL DATA
                   HORRIGAN AMERICAN, INC. AND SUBSIDIARIES
                                                                            YEAR ENDED DECEMBER 31,
                                                    ------------------------------------------------------------------------
                                                            1993           1992           1991           1990           1989
                                                             ---            ---            ---            ---            ---
                                                                  (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
Total revenues...................................       $ 25,657       $ 23,096       $ 29,335       $ 29,684       $ 29,842
Earnings (loss) from continuing operations
note 3)..........................................       $  3,047       $   (413)      $  1,382       $  1,218       $  2,602
Total assets.....................................       $164,953       $153,263       $158,787       $173,529       $181,139
Long-term debt...................................       $113,315       $112,465       $116,445       $121,479       $123,123
Per common share (note 1)
  Earnings (loss) from continuing operations.....       $    .92      $    (.13)      $    .41       $    .36       $    .78
  Cash dividends declared........................       $    .14       $    .08       $   .086       $   .166       $   .128
Weighted average shares outstanding (note 1).....      3,278,159      3,310,584      3,328,109      3,361,468      3,367,106
Ratio of earnings to fixed charges (note 2)......           1.54             --           1.17           1.14           1.31


              See accompanying notes to selected financial data.

                   HORRIGAN AMERICAN, INC. AND SUBSIDIARIES
                       NOTES TO SELECTED FINANCIAL DATA

1. Per Share Amounts Earnings from continuing operations per common share were computed using weighted average shares and dilutive stock options outstanding during each year after giving retroactive effect to the four-for-three stock split in 1989 and after deducting preferred dividend requirements from net earnings, and the purchase of treasury stock in 1993, 1992, 1991 and 1990. Earnings per common share assuming full dilution were not reported because dilution arising from the stock options is less than three percent.

2. Ratio of Earnings to Fixed Charges The ratio of earnings to fixed charges has been computed by dividing earnings and fixed charges by the fixed charges. Earnings for this purpose includes earnings from continuing operations plus income taxes less equity in undistributed earnings of unconsolidated affiliates. Fixed charges are considered to consist of interest expense attributable to continuing operations and the portion of rentals deemed representative of the interest factor. The ratio of earnings to fixed charges is not expected to change by more than 10% as a result of this offering. The Company guaranteed $2,400,000 of debt of unconsolidated real estate partnerships as of December 31, 1993. The amount of fixed charges associated with this guaranteed debt was $223,000 for 1993. The computation of the ratio of earnings to fixed charges does not include the fixed charges associated with the guaranteed debt because the Company has not been required to honor the guarantees nor is it probable that the Company will be required to honor the guarantees. In 1992, earnings from continuing operations were inadequate to cover fixed charges by $269,000. However, the ratio of earnings to fixed charges is not intended to disclose cash flow from operations. In addition to the normal noncash expenses, such as depreciation and provision for possible lease and loan losses, the provision for write-down of real estate negatively affects the ratio for 1992. The ratio of earnings to fixed charges would be 1.35 if the provision for write-down of real estate were excluded.

3. Earnings (Loss) from Continuing Operations In 1993, the net earnings included an after-tax charge of $322,000 which resulted from the write-down
   of         the         Company's         real         estate         assets
   by $488,000. Excluding the after-tax effect of this write-down, the Company's results of operations in 1993 were $3,369,000. In 1992, the net loss included an after-tax charge of $2,773,000 which resulted from the write-down of the Company's real estate assets by $4,302,000. Excluding the after-tax effect of this write-down, the Company's results of operations in 1992 were $2,360,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS (LOSS)

    The Company generated net earnings of $3,047,000 for 1993 compared to net a loss of $413,000 in 1992 and net earnings of $1,382,000 for 1991.

    As a result of an overall revaluation of its real estate portfolio, the Company reduced the book value of its real estate assets by $4,302,000 as of June 30, 1992, and incurred a related after-tax, non-cash charge to earnings of $2,773,000. As of December 31, 1993, the Company reduced the book value of its real estate assets by an additional $488,000, and incurred a related after-tax, non-cash charge to earnings of $322,000. (See "Business -- Real Estate -- Writedown".) Excluding the after-tax effect of these write-downs, the Company's results of operations in 1993 were $3,369,000, a 42.8% increase from adjusted earnings of $2,360,000 in 1992, and the Company's results of operations in 1992 represented a 70.8% increase from net earnings of $1,382,000 for 1991.

TOTAL FINANCE REVENUE

    Commercial leasing and financing revenue was $17,401,000 in 1993, $18,869,000 in 1992, and $20,785,000 in 1991.

    The decrease in commercial leasing and financing revenue in each of the past two years is attributable primarily to lower effective yields on the lease and loan portfolio. Lower yields result from both relatively lower interest rates which tend to depress the Company's lease and loan rates, and to the mix of the Company's newly acquired leases and loans, which has moved to higher transaction sizes where credit quality and rate sensitivity are believed to be higher.

    The Company's sales efforts have resulted in an increase in total volume of new leases and loans in 1993 compared to 1992. This increase in outstanding finance receivables will increase the average outstanding balance of finance receivables and will begin to offset the effect of lower yields. Net direct finance lease receivables and commercial finance receivables totalled $122,144,000 as of December 31, 1993 compared to $107,985,000 as of December 31, 1992.

    While such revenue levels have been lower than preferred by the Company, other factors have favorably impacted the Company, including reductions in interest expense, certain operating expenses, and credit losses.

FINANCE REVENUE MARGIN

    Finance revenue margin represents the difference between total finance revenues and the amount the Company pays as interest on short-term borrowings and long-term debt allocated to finance receivables. The Company's finance revenue margin was $10,890,000 for 1993, $10,425,000 for 1992 and $10,869,000
for 1991.

    The Company's finance revenue margin increased $465,000, or 4.5%, in 1993 from 1992. This increase in finance revenue margin was the result of a faster decrease (22.9%) in interest expense than the 7.8% decrease in total finance revenues. The average interest rate at which the Company prices its products decreased 111 basis points to 14.43% in 1993 from 15.54% in 1992. The average interest rate on the Company's borrowings decreased 149 basis points to 6.84% in 1993 from 8.33% in 1992.

    The Company's finance revenue margin decreased $444,000, or 4.1%, in 1992 from 1991, primarily due to a decline in finance receivables. This decrease in finance revenue margin, however, was less than the 9.2% decrease in total finance revenues, because of a 14.8% decrease in interest expense. The average interest rate at which the Company priced its products decreased 161 basis points to 15.54% in 1992 from 17.15% in 1991. The average interest rate on the Company's borrowings decreased 138 basis points to 8.33% in 1992 from 9.71% in 1991.

    The 1993 increase in finance revenue margin was due to the purchase of two portfolios of finance receivables, during 1993, at a higher interest rate spread. The Company continues to market higher average balance commercial leasing and financing contracts, with lower yields to achieve improved asset quality and economies of operations. As a consequence, the Company expects a future decrease of its finance revenue margin. The Company's Asset and Liability Committee reviews this risk regularly and manages the matching of debt with these finance receivables.

PROVISION FOR POSSIBLE LEASE AND LOAN LOSSES

    The provision for possible lease and loan losses decreased $617,000 (28.2%) to $1,573,000 in 1993 and decreased $2,390,000 (52.2%) to $2,190,000 in 1992. The following table details the components of the provision for possible lease and loan losses as of and for the years ended December 31, 1993, 1992 and 1991.

(IN THOUSANDS)
- -----------------------------------------------------------------------------------------------------------------------------
           PROVISION                                                                ALLOWANCE
          FOR POSSIBLE                                                                 FOR            GROSS        ALLOWANCE
           LEASE AND               NET LOSS EXPERIENCE                              POSSIBLE        INVESTMENT     AS A % OF
 YEAR         LOAN       ----------------------------------------    ACQUIRED    LEASE AND LOAN         IN           GROSS
 ENDED       LOSSES      CHARGE-OFFS    RECOVERIES    NET LOSSES    ALLOWANCE        LOSSES        RECEIVABLES    RECEIVABLES
- ------------------------------------------------------------------------------------------------------------------------------
COMMERCIAL LEASING AND FINANCING
 1993        $1,573        (2,736)         1,136        (1,600)       852(A)         $5,438          $144,313        3.77%
 1992        $2,190        (3,205)         1,178        (2,027)       240(A)         $4,613          $127,880        3.61%
 1991        $4,580        (5,033)         1,095        (3,938)       225(A)         $4,210          $131,267        3.21%

(A) The balance of the allowance for possible lease and loan losses increased as a result of the acquisition of portfolios of finance receivables.

    The Company maintains an allowance for possible lease and loan losses based on a periodic evaluation of the finance receivable portfolio. Management considers current economic conditions, diversification of the loan portfolio, historical loss experience, results of loan reviews, borrower's financial and managerial strengths, the adequacy of underlying collateral and other relevant factors in its evaluation. While management uses the best available information to make such evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluation. This allowance reflects an amount that in management's opinion is adequate to absorb known and inherent losses in the portfolio. Receivables which are determined to be uncollectible are charged off against the allowance for possible lease and loan losses, and recoveries on accounts previously charged off are credited to it.

    As of December 31, 1993, the Company allocated $290,000 of the allowance for possible lease and loan losses in anticipation of future losses on certain individually significant accounts. This allocated allowance decreased $125,000 in 1993 over 1992. As of December 31, 1992, the Company allocated $415,000 of the allowance for possible lease and loan losses in anticipation of future losses on certain individually significant accounts. This allocated allowance increased $83,000 in 1992 over 1991.

    The Company's net charge-offs of commercial leasing and financing receivables decreased by $427,000, or 21.1%, in 1993 over 1992. The Company's net charge-offs of commercial leasing and financing receivables increased by $1,911,000 or 48.5%, in 1992 over 1991. The decrease in net losses was the result of improved underwriting standards, improved adjusting procedures, aggressive use of legal remedies, strong remarketing efforts, and a somewhat healthier economy.

    The Company continues to improve its asset quality and control the delinquency of receivables. The Company's tighter credit standards and more focused efforts within several market niches, has enhanced asset quality. In certain situations, larger down payments, additional security deposits, and/or shorter terms are now required. An asset review committee monitors the quality of the Company's assets. The Company's improved collection and adjusting procedures have resulted in effective control of delinquent receivables. Management believes the allowance for possible lease and loan losses is adequate to cover estimated future credit losses.

NET OPERATING LEASE REVENUES


    Net operating lease revenues represent rents on real estate and equipment operating leases offset by related interest and depreciation expenses. Net operating lease revenues increased $61,000 or 3.1% in 1993 over 1992, although total operating lease revenues decreased $254,000 or 4.3% to $5,681,000. The decrease in total operating lease revenues is due primarily to decreases in lease revenue resulting from the sale of two properties in 1993 and the write-off of uncollectible rents, offset by rents received on certain properties which were on a non-accrual basis in 1992, and the collection of lease arrearages on three properties. Interest expense attributable to net operating lease revenues decreased $289,000 due to lower interest rates on a portion of the outstanding mortgage debt and less mortgage debt outstanding during the period. Depreciation expense attributable to net operating leases decreased $26,000, primarily the result of the lower basis for certain real estate properties due to the write-down to fair value during 1992, and the sale of two properties, offset by an increase in depreciation due to equipment operating leases generated in 1993.

    Net operating lease revenues increased $666,000 or 51.6% in 1992 over 1991. Total operating lease revenues increased $596,000 or 11.2% to $5,935,000. The increase in total operating lease revenues is due primarily to revenue earned during 1992 on a real estate property acquired in May, 1991, collection of lease arrearages from tenants in three properties, and rental income from two partnerships, previously accounted for on the equity method, now included in the consolidated financial statements due to the Company's acquisition of a controlling interest in these partnerships. Interest expense attributable to net operating lease revenues decreased $157,000 in 1992 over 1991 due to lower interest rates on a portion of the outstanding debt in 1992. Depreciation expense attributable to net operating leases increased $87,000.

    The Company's principal objective with its real estate business for the foreseeable future is to (1) manage its properties aggressively, (2) maintain the integrity of the assets through appropriate capital expenditures, (3) accelerate paydown of the debt associated with those properties as available cash flow permits, (4) continue to refinance mortgage debt at more attractive rates, and (5) hold the assets until commercial real estate market conditions improve at which time(s) the Company may consider selling individual properties or groups of properties. Additionally, the Company may consider purchasing real estate assets in 1994 since certain market conditions have improved.

    The Company's aggregate investment in real estate is not expected to significantly appreciate in value over the next several years. In addition, net operating lease revenues from some existing investments may decline in the short to intermediate term, as rents under many existing leases are expected to remain flat or decrease as leases expire over the next several years. While this will tend to depress the Company's profitability in its real estate operations for a period of time, it is expected that the Company's real estate investments (after third party mortgage debt service obligations and overhead expenses) will continue to provide positive cash flow to the Company.

    The commercial real estate business is subject to several risks which management reviews on a regular basis. These risks are identified below with the status of each as of December 31, 1993:

    1. Credit risks.

       There are various levels of credit risks inherent in the Company's lease receivables. A total of $21,200 of rents were thirty or more days past due of which $12,300 represents amounts due from one tenant.

    2. General market conditions nationally or within specific geographic areas.

       The Company is maintaining an ownership interest, ranging from 10% to 100%, in 41 real estate properties with an original cost of $63,801,000 in the following states, with the percentage of concentration indicated in parenthesis: Pennsylvania (30%), Florida (27%), New Jersey (14%), Ohio (10%) and other (19%).

    3. Greater difficulty in releasing or selling special purpose buildings.

       The Company's special purpose buildings include three day-care facilities and one nursing home. None are presently for sale and all are fully occupied. The Company also owns and manages three limited-service hotels.

    4. Vacancies.

       Presently there are partial vacancies in seven real estate projects which may require additional cash from the Company until the properties are substantially leased. Management is actively pursuing new tenants for these properties.

    5. Property repairs and improvements.

       Preservation of the quality and value of commercial real estate properties requires that repairs and improvements occur regularly. In a majority of the Company's properties, the obligation to incur such expenditures has been passed to the tenants. Provided the tenants have the financial resources to comply, the Company is able to avoid or defer this responsibility. In other cases, the responsibility is retained by the Company, and repairs and improvements are funded out of current operating lease cash flows or through cash reserves; and if necessary through increased investments or additional borrowings. It is estimated that, not including potential ADA requirements as discussed below, up to approximately $672,000 of improvements may be made within the next twelve months.

       The timing and amount of repairs or improvements is determined by the operating history and present level of operating lease revenue levels of the property, by the Company's plans for a property (such as a sale, lease, or renovation), and in some cases by regulatory directives. In 1992, the Americans with Disabilities Act ("ADA") was passed, requiring the improvement of many properties under certain conditions in order to accommodate the needs of the physically disabled. In certain of the Company's properties, meeting ADA requirements will necessitate improvements at various times. The Company has not finalized its review but estimates that the cost of improvements will not be material relative to the cost of the property.

    6. Inability to obtain the extension or replacement of existing mortgage loans as they mature.

       The extensions or replacement of existing mortgage loans as they come due continue to involve a higher degree of risk in the current and reasonably foreseeable environment than was previously the case. Such loans, when available, are frequently at lower loan amounts. In 1994, approximately $855,000 of third party mortgage debt will come due and will require negotiation or replacement financing. It is expected that a substantial portion of this debt will be renegotiated for extended terms with existing lenders. To the extent any such debt is not extended in maturity, the Company expects to seek funding from other lenders or provide funding internally, if necessary.

    7. Valuation of real estate properties.

       A decline in the market value of the Company's investment in real estate can provide risk to the Company in several ways. To the extent the declines indicate a reduction in the rentals expected on a property, the Company will experience a decline in operating lease revenues. Also, lower values can reduce the amount of available loan borrowings or equity capital available from third parties to the Company to fund its continued ownership of the properties, and can reduce eventual sale proceeds if properties are sold and values have not recovered.

       In general, conditions affecting the value of individual properties can change from period to period. Conditions include an extremely wide variety of factors outside the control of the Company. In the case of many of the Company's real estate operating leases, a change in conditions can also include the early termination of a favorable lease caused by a tenant's financial difficulties or the modification of such a lease arising out of the negotiation of a new lease with a tenant. The Company is presently in negotiations involving several of its properties, any of which may result in lower operating lease revenues in future periods.

       As of December 31, 1993, three properties were believed to have an estimated current fair value materially below book value. Accordingly, these properties were written down as of the date of the determination.

OTHER OPERATING REVENUES

    Other operating revenues increased $4,283,000 to $2,575,000 in 1993 from a loss of $1,708,000 in 1992. The loss in 1992 resulted from the write-down of the Company's real estate portfolio by $4,302,000 in June 1992. A $488,000 provision for write-down of real estate was recorded in 1993 (see "Business -- Real Estate -- Write-down"). Customer service fees decreased $260,000 primarily due to a reduction in insurance premiums earned as a result of the discontinuance of the lease insurance program in mid-1992 and fewer late charges earned. Management income decreased $88,000 primarily due to nonrecurring fees earned in 1992 from the negotiation of the sale of certain equipment. Furniture and equipment sales increased $296,000 due to the entry into the modular furniture business and the achievement of good volume. The Company's share of losses in unconsolidated real estate partnerships decreased $190,000. Gain on sale of debt and equity securities increased $405,000. Other income decreased $74,000.

    Other operating revenues decreased $4,919,000, in 1992 from 1991. $4,302,000 of the decrease is attributable to the provision for write-down of real estate (see "Business -- Real Estate -- Write-down"). Customer service fees decreased $179,000 due to fewer leases and loans in 1992, and management and broker income decreased $12,000. Furniture and equipment sales increased $291,000 due to the expansion of the service department and improved volume of computer sales. The Company's share of losses in unconsolidated real estate partnerships increased $133,000. Other income decreased $588,000 in 1992 from 1991. Other income in 1992 includes gains of $149,000 from the sale of a building and $69,000 from the disposition of property under a capitalized lease. Other income in 1991 included gains totalling $547,000 recognized on the sale of interests held in three real estate partnerships, and a $44,000 gain from the sale of a building.

OPERATING EXPENSES

    Operating expenses decreased $152,000 (1.7%) to $8,831,000 in 1993. Salaries, related taxes, and employee benefits decreased $80,000 (1.7%) due to a reduction in number of employees, offset by an increase in incentive compensation. Depreciation and amortization decreased $36,000 (6.0%) primarily due to a reduction in lease insurance expense due to the discontinuance of this program in July 1992, offset by the write-off of deferred costs associated with a mortgage which was subsequently refinanced. All remaining expenses decreased $36,000 (1.0%) due to an across the board reduction in expenses offset by fees paid to third party management companies to assist in managing the day-to-day operations of most of the real estate properties owned by the Company (this increase, however, is offset by a reduction in salary expense for the Company's real estate investment subsidiary) and consultant expenses incurred due to the acquisition of the capital stock of Canyon Capital, Inc. in June 1993 (see "Business -- Commercial Leasing and Commercial Financing -- Acquisitions"). Although the Company contained operating expenses based on the above analysis, further expense reductions are necessary due to an anticipated decrease in finance revenue margin.

    Operating expenses increased $533,000 (6.3%) to $8,983,000 in 1992. Salaries, related taxes, and employee benefits increased $160,000 (3.6%) due to the removal of a salary freeze, an increase in incentive compensation, and termination pay for several employees. Depreciation and amortization decreased $165,000 (21.7%) due to fewer asset acquisitions. All remaining expenses increased $538,000 (16.8%) due primarily to an increase in real estate expenses incurred by two real estate partnerships previously accounted for on the equity method, now included in the consolidated financial statements due to the Company's acquisition of a controlling interest in these partnerships.

PROVISION FOR INCOME TAXES

    Income taxes for 1993 were $1,900,000; for 1992 were $144,000 (including $241,000 of state income taxes for the Company's profitable subsidiaries); and for 1991 were $888,000. The effective income tax rates for 1993, 1992 and 1991 were 37.4%, 28.8% and 38.0%, respectively (see note L to the consolidated financial statements). The effective tax rate is higher than the statutory federal income tax rate due principally to the provision for state income taxes, net of federal tax benefit.

    Income taxes for 1993 increased $1,756,000 due to higher pre-tax income. Income taxes for 1992 decreased $744,000 due to a pre-tax loss, principally the result of the net provision for real estate write-down which provided a $1,310,000 income tax benefit.

    Effective January 1, 1993, the Company adopted SFAS No. 109. The cumulative effect of this change in the method of accounting for income taxes is $0 to the 1993 consolidated statement of operations (see note A to the consolidated financial statements).

NET INVESTMENT IN FINANCE RECEIVABLES AND PROPERTY UNDER OPERATING LEASES

    Net direct finance lease receivables and commercial finance receivables totaled $122,144,000 as of December 31, 1993 compared to $107,985,000 as of December 31, 1992, a net increase of $14,159,000 for the year. Property under operating leases, net of accumulated depreciation, decreased $3,108,000, resulting from normal depreciation, the sale of two properties, and the write-down of certain real estate properties (see "Business -- Real Estate -- Write-down".)

    The increase in finance receivables was in accordance with the Company's growth plans. The Company's sales efforts have generated a larger volume of new leases and loans in 1993 due to increased penetration into focus markets, while maintaining the Company's policy of tight credit standards. In addition, the Company obtained the lease and loan portfolio of Canyon as part of the purchase of that company on June 1 (see "Business -- Commercial Leasing and Commercial Financing -- Acquisitions"), and the Company purchased a lease and loan portfolio for $3,914,000 in cash on September 30. Future originations will be dependent to a large extent upon economic conditions and the Company's ability to sell services in a competitive market environment. The Company continues to look for opportunities to acquire portfolios of leases and loans which will compliment the Company's existing finance receivables.

    The change in property under operating leases is in accordance with management strategy. Due principally to the reduced availability of mortgage debt financing and the illiquidity in most commercial real estate markets (including those in which the Company owns properties), the Company, at the present time, is primarily holding its assets for investment purposes, except in limited circumstances, since the Company ceased acquiring properties in 1991. Purchases of real estate assets may be considered in 1994 since certain market conditions have improved. Sales are considered at various times depending on such factors as pricing, capital needs, and tenant interests.

LIQUIDITY

    Liquidity represents the Company's ability to meet ongoing financial obligations. The Company's ongoing liquidity is dependent upon continued profitability and collection of its receivables and rentals, the ability to sell equipment or collect purchase option payments at the conclusion of maturing equipment leases, the sale of Subordinated Investment Certificates, the ability to secure new senior debt (loans from banks and other financial institutions), the ability to secure real estate mortgage financing, to sell real estate, and to sell equity interests in real estate partnerships, and other financing, and the ability to expand furniture and equipment sales activities.

    Net cash provided by continuing operating activities was $7,175,000 for 1993, $7,411,000 for 1992 and $7,044,000 for 1991.

    The Company's direct finance lease receivables and equipment operating leases are funded primarily with unsecured senior debt. The Company generally attempts to match new leases with borrowings of like maturity and amount in which the interest rate is fixed at the time of the borrowing. Additionally, the Company borrows term debt with varying maturities and short-term floating interest rate debt, and uses Subordinated Investment Certificate debt. The Company's commercial finance receivables are similarly match funded by various forms of unsecured senior debt and Subordinated Investment Certificate debt. The Company has unused lines of credit totalling $51,871,000 as of December 31, 1993. (See "Capital Resources").

    The Company's investment in real estate (property under operating leases) is leveraged substantially with borrowings by the Company. Much of the debt is comprised of mortgage loans securing individual properties. Of the mortgage debt, a substantial amount is nonrecourse to the Company, with the balance being recourse through guarantees by Horrigan American, Inc. or its real estate subsidiary. Of the investment in real estate not funded with mortgage debt, a substantial amount is funded indirectly by the Company with Subordinated Investment Certificate debt.

    In the opinion of management, the Company's liquidity position is sufficient under present circumstances.

CAPITAL RESOURCES

    Future growth of the Company will depend in significant measure on its ability to obtain additional lines of credit and other financing, the continued sale of Subordinated Investment

Certificates, the sale of equity interests in real estate partnerships and continued profitability. As of December 31, 1993, the Company had the following debt structure:

(IN THOUSANDS)
- ----------------------------------------------------------------------------------------------------------------------------
                                                                                         DEBT OUTSTANDING AND
                                                                                     AVAILABILITY/LINES OF CREDIT
                                                                          ---------------------------------------------------
                                                                              TOTAL                IN
                                                                          AVAILABILITY            USE              UNUSED
- -----------------------------------------------------------------------------------------------------------------------------
Short-Term Borrowings:
  Investment Certificate..............................................    $       --         $      2,805       $     --
  Fixed Rate..........................................................          23,503             13,500           10,003
  Floating Rate.......................................................           5,000               --              5,000
                                                                          ------------       ------------       ----------
      Sub-Total.......................................................          28,503             16,305           15,003
                                                                          ------------       ------------       ----------

Long-Term Debt:
Recourse
  Investment Certificate..............................................            --               25,964             --
  Junior Subordinated Debt............................................            --                  103             --
  Unsecured Funding Program...........................................          87,193             50,325           36,868
  Fixed Rate..........................................................          12,997             12,997             --
  Term Loan...........................................................            --                  411             --
  Real Estate Mortgages...............................................            --                5,080             --

Nonrecourse
  Real Estate Mortgages...............................................            --               18,358             --
  Floating Rate.......................................................            --                   77             --
                                                                          ------------       ------------       ----------
      Sub-Total.......................................................         100,190            113,315           36,868
                                                                          ------------       ------------       ----------
TOTAL DEBT............................................................                       $    129,620
                                                                                             ============
TOTAL AVAILABILITY....................................................    $    128,693                          $   51,871
                                                                          ============                          ==========

    Total stockholders' equity increased by $2,647,000 from December 31, 1992 to December 31, 1993 due to the net earnings of $3,047,000 for 1993 and the net unrealized holding gains for available-for-sale securities ($1,374,000), offset by the payment of dividends ($475,000) and the purchase of treasury stock ($1,373,000).

    Refer to Notes H and I to the consolidated financial statements for disclosure of the outstanding short-term and long-term debt, including lines of credit information. In the opinion of management, the Company's capital resources are sufficient under present circumstances to satisfy its capital requirements based upon present asset growth projections, current leverage, continued profitability and historic ability to secure new sources of borrowings.

INFLATION

    The Company's financial statements, and the related financial data presented herein have been prepared in accordance with generally accepted accounting principles, which generally require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on the operation of the Company is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the effects of general levels of inflation.

INTEREST RATES

    Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services. Management believes that continuation of its efforts to manage the rates, liquidity and interest sensitivity of the Company's assets and liabilities is necessary to generate an acceptable return on assets and return on equity.

    Interest rate sensitivity management seeks to avoid fluctuating net interest margins and to enhance consistent growth of net interest margins through periods of changing interest rates.

    Interest rate risks arise when interest-earning assets mature or when their rates of interest change in time frames that are different from those of interest-bearing liabilities. The matching of assets and liabilities may be analyzed by examining the extent to which they are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.

    The rate of growth in interest free sources of funds (e.g., stockholders' equity) will influence the level of interest sensitive funding sources. In addition, the absolute level of interest rates will affect the volume of earning assets and funding sources. As a result of these limitations, the interest sensitivity gap is only one factor to be considered in estimating the net finance revenue margin. The Company monitors and adjusts the gap position, taking into consideration current interest rate projections, and maintaining flexibility if rates move contrary to expectations.

    As of December 31, 1993, the Company had a three-month negative cumulative gap of 3.7%, a six-month negative cumulative gap of 3.8% and a twelve-month negative cumulative gap of 2.4% on total earning assets of $146,464,000. The cumulative gaps for years two through ten ranged from 18.5% positive to 3.1% positive. These percentages are reflective of scheduled principal payments only and have not been adjusted for anticipated early pay-offs. The relatively short duration of many of the Company's earning assets indicates that the interest rate sensitivity gap will probably remain within its present, rather narrow, margin under current market interest rate conditions. Management believes the Company's cumulative gap ranges are satisfactory for achieving acceptable net interest margins.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   HORRIGAN AMERICAN, INC. AND SUBSIDIARIES

                         AUDITED FINANCIAL STATEMENTS


    Prepared for filing as Item 8 of Annual Report (Form 10K) to the Securities and Exchange Commission for the Year Ended December 31, 1993.

                         INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS
HORRIGAN AMERICAN, INC.

    We have audited the accompanying consolidated balance sheets of Horrigan American, Inc. and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Horrigan American, Inc. and subsidiaries as of December 31, 1993 and 1992 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles.

    As discussed in Note A to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, and Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, in 1993.

                                                             KPMG PEAT MARWICK

February 2, 1994
Philadelphia, Pennsylvania

                   HORRIGAN AMERICAN, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                                                                      DECEMBER 31,
                                                                                                 1993               1992
                                                                                             ------------       ------------
                                                                                                     (In thousands)
                                                                                                     --------------
Cash.....................................................................................    $      2,160       $      2,202

Investments in debt and equity securities................................................           2,697                719

Net investment in finance receivables....................................................
                                                                                                  122,144            107,985

Equity investments in real estate partnerships...........................................              (8)                66

Property under operating leases, net.....................................................
                                                                                                   31,631             34,739

Property and equipment, net..............................................................           2,301              2,122

Other assets.............................................................................           4,028              5,430
                                                                                             ------------       ------------
                                                                                             $    164,953       $    153,263
                                                                                             ============       ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term borrowings....................................................................    $     16,305       $      9,894

Accounts payable and accrued expenses....................................................           4,244              2,989

Customer deposits........................................................................           2,188              1,038

Long-term debt:

  Recourse...............................................................................          94,880             93,098
  Nonrecourse............................................................................          18,435             19,367
                                                                                             ------------       ------------
      Total Liabilities..................................................................         136,052            126,386
                                                                                             ------------       ------------

Minority interest........................................................................             244                867
                                                                                             ------------       ------------
Stockholders' equity:
  Preferred    stock,    $100    par   value:   8%   noncumulative,   nonvoting:   autho-
    rized 20,000 shares; issued and outstanding 1,952 shares.............................             195                195
  Common    stock,    $1    par    value:    authorized    10,000,000    shares;   issued
    3,111,766 shares in 1993 and 3,597,666 shares in 1992; outstanding 3,111,766 shares
    in 1993 and 3,300,298 shares in 1992.................................................           3,112              3,598
  Capital in excess of par value.........................................................              --              1,215
  Net unrealized holding gains for available-for-sale securities.........................           1,374                 --
  Retained earnings......................................................................          23,976             22,639
  Less   treasury   stock,   at   cost;   0   shares   in   1993   and   297,368   shares
    in 1992..............................................................................              --             (1,637)
                                                                                             ------------       ------------
      Total Stockholders' Equity.........................................................          28,657             26,010
                                                                                             ------------       ------------
                                                                                             $    164,953       $    153,263
                                                                                             ============       ============
         See accompanying notes to consolidated financial statements.

                   HORRIGAN AMERICAN, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                          YEAR ENDED DECEMBER 31,
(In thousands, except per share amounts)                                             1993           1992           1991
- --------------------------                                                        ----------     ----------     ----------
Finance revenues:
  Commercial leasing and financing revenue....................................    $   17,401     $   18,869     $   20,785

  Interest expense............................................................         6,511          8,444          9,916
                                                                                  ----------     ----------     ----------
      Finance revenue margin..................................................        10,890         10,425         10,869
  Provision for possible lease and loan losses................................         1,573          2,190          4,580
                                                                                  ----------     ----------     ----------
      Finance revenues after provision for possible lease
        and loan losses.......................................................         9,317          8,235          6,289
                                                                                  ----------     ----------     ----------

Operating lease revenues:
  Rents on real estate operating leases.......................................         5,556          5,850          5,281
  Rents on equipment operating leases.........................................           125             85             58
                                                                                  ----------     ----------     ----------
      Total operating lease revenues..........................................         5,681          5,935          5,339

  Interest expense............................................................         2,517          2,806          2,963
  Depreciation................................................................         1,147          1,173          1,086
                                                                                  ----------     ----------     ----------
      Net operating lease revenues............................................         2,017          1,956          1,290
                                                                                  ----------     ----------     ----------
Other operating revenues (losses):
  Customer service fees.......................................................         1,218          1,478          1,657
  Management and broker income................................................           223            311            323
  Furniture and equipment sales, net of cost of goods sold....................           694            345              4
  Equity loss in real estate partnerships.....................................
                                                                                         (39)          (229)           (96)
  Provision for write-down of real estate.....................................          (488)        (4,302)            --
  Gain on sale of debt and equity securities..................................           411              6              2
  Other income................................................................           556            683          1,321
                                                                                  ----------     ----------     ----------
      Total other operating revenues (losses).................................         2,575         (1,708)         3,211
                                                                                  ----------     ----------     ----------

Operating expenses:
  Salaries and employee benefits..............................................         4,566          4,646          4,486
  Depreciation and amortization...............................................           560            596            761
  Other taxes.................................................................           633            738            521
  Credit and collection.......................................................           324            328            449
  Other expenses..............................................................         2,748          2,675          2,233
                                                                                  ----------     ----------     ----------
      Total operating expenses................................................         8,831          8,983          8,450
                                                                                  ----------     ----------     ----------
Earnings (loss) before income taxes and minority interest.....................         5,078           (500)         2,340
  Income tax provision........................................................         1,900            144            888
                                                                                  ----------     ----------     ----------
Earnings (loss) before minority interest......................................         3,178           (644)         1,452
  Minority interest (income)/loss.............................................          (131)           231            (70)
                                                                                  ----------     ----------     ----------
Net earnings (loss)...........................................................    $    3,047     $     (413)    $    1,382
                                                                                  ==========     ==========     ==========
Net earnings (loss) per common share..........................................    $     0.92     $    (0.13)    $     0.41
                                                                                  ==========     ==========     ==========


         See accompanying notes to consolidated financial statements.

                   HORRIGAN AMERICAN, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                   NET UNREALIZED    NET UNREALIZED
                                                       CAPITAL        LOSS ON        HOLDING GAINS
                                                      IN EXCESS      MARKETABLE      FOR AVAILABLE-
                              PREFERRED     COMMON      OF PAR         EQUITY           FOR-SALE       RETAINED    TREASURY
(In thousands)                  STOCK       STOCK       VALUE        SECURITIES        SECURITIES      EARNINGS     STOCK
- ----------                   -----------  ----------  ----------  ----------------  ----------------  ----------  ----------
Balance as of
 January 1, 1991.............     $195        $3,568      $1,080          $(166)          $     --         $22,253     $(1,173)
  Net earnings...............       --            --          --             --                 --           1,382          --
  Cash dividends declared

    ($.086 per common share).       --            --          --             --                 --            (286)         --
    ($8.00 per preferred
      share).................       --            --          --             --                 --             (16)         --
  Purchase of treasury
    stock at cost --
    29,498 shares............       --            --          --             --                 --              --        (195)
  Issuance of 12,465 shares
    in connection with
    incentive stock options..       --            13          54             --                 --              --          --
  Issuance of 327 shares.....       --            --           2             --                 --              --          --
  Change in carrying
    value....................       --            --          --            166                 --              --          --
                                ------      --------    --------        -------           --------       ---------   ---------
Balance as of
 December 31, 1991...........      195         3,581       1,136             --                 --          23,333      (1,368)
  Net loss...................       --            --          --             --                 --            (413)         --
  Cash dividends declared
    ($.080 per common
      share).................       --            --          --             --                 --            (265)         --
    ($8.00 per preferred
      share).................       --            --          --             --                 --             (16)         --
  Purchase of treasury
    stock at cost --
    39,278 shares............       --            --          --             --                 --              --        (269)
  Issuance of 16,045 shares
    in connection with
    incentive stock options..       --            16          76             --                 --              --          --
  Issuance of 476 shares.....       --             1           3             --                 --              --          --
                                ------      --------    --------        -------           --------       ---------   ---------
Balance as of
 December 31, 1992...........      195         3,598       1,215             --                 --          22,639      (1,637)
  NET EARNINGS...............       --            --          --             --                 --           3,047          --
  CASH DIVIDENDS
   DECLARED
    ($.14 PER COMMON
      SHARE).................       --            --          --             --                 --            (459)         --
    ($8.00 PER PREFERRED
      SHARE).................       --            --          --             --                 --             (16)         --
  PURCHASE OF TREASURY
    STOCK AT COST --
    200,566 SHARES...........       --            --          --             --                 --              --      (1,373)
  ISSUANCE OF 11,300 SHARES
    IN CONNECTION WITH
    INCENTIVE STOCK OPTIONS..       --            11          58             --                 --              --          --
  ISSUANCE OF 734 SHARES.....       --             1           4             --                 --              --          --
  RETIREMENT OF TREASURY
    STOCK -- 497,934 SHARES..       --          (498)     (1,277)            --                 --          (1,235)      3,010
  CHANGE IN CARRYING VALUE,
    NET OF TAX...............       --            --          --             --              1,374              --          --
                                ------      --------    --------        -------           --------       ---------   ---------
BALANCE AS OF
 DECEMBER 31, 1993...........     $195        $3,112    $     --        $    --             $1,374         $23,976   $      --
                                ======      ========    ========        =======           ========       =========   =========

         See accompanying notes to consolidated financial statements.

                   HORRIGAN AMERICAN, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         YEAR ENDED DECEMBER 31,
(In thousands)                                                                    1993             1992             1991
- ---------                                                                      ----------       ----------       ----------
Cash flows from operating activities:
  Finance revenues received.................................................   $   15,498       $   16,790       $   17,988
  Rentals and other cash received...........................................        9,534            9,115            8,455
  Lease purchase options received...........................................        2,695            3,306            3,483
  Dividends received........................................................           26               36               43
  Interest paid.............................................................       (9,069)         (11,395)         (12,898)
  Cash paid to suppliers and employees......................................       (9,027)          (8,770)          (8,686)
  Income taxes paid.........................................................       (2,482)          (1,671)          (1,341)
                                                                               ----------       ----------       ----------
    Net cash provided by operating activities (note P)......................        7,175            7,411            7,044
                                                                               ----------       ----------       ----------

Cash flows from investing activities:
  Originations and purchases of finance receivables.........................      (74,552)         (57,064)         (65,172)
  Principal collections of finance receivables..............................
                                                                                   75,629           74,769           76,386
  Acquisition of assets of Reli Financial Corp..............................           --          (21,404)              --
  Acquisition of capital stock of Canyon Capital, Inc.
    (net of cash received) (note R).........................................
                                                                                   (4,138)              --               --
  Acquisition of debt and equity securities.................................         (166)            (106)            (267)
  Proceeds from sale of debt and equity securities..........................          673              211            1,925
  Acquisition of property under operating leases............................         (328)            (369)            (440)
  Proceeds from sale of property under operating leases.....................        1,476              540              242
  Acquisition of property and equipment.....................................         (182)            (282)            (174)
  Proceeds from sale of property and equipment..............................            5                1               11
  Acquisition of equity, partnership and long-term
investments.................................................................
                                                                                     (164)            (491)            (798)
  Proceeds from sale of equity, partnership and long-term
    investments.............................................................
                                                                                      152              127              710
  Insurance premium paid increasing cash value..............................          (30)             (64)             (12)
                                                                               ----------       ----------       ----------
    Net cash provided by (used by) investing activities.....................       (1,625)          (4,132)          12,411
                                                                               ----------       ----------       ----------

Cash flows from financing activities:
  Issuance of common stock..................................................           74               96               69
  Minority capital received.................................................           --               37               42
  Dividends paid and partnership distributions..............................         (629)            (522)            (373)
  Acquisition of treasury stock.............................................       (1,373)            (269)            (195)
  Short-term debt borrowings................................................       87,250           59,640          130,905
  Short-term debt repayment.................................................      (84,986)         (59,890)        (141,705)
  Long-term debt borrowings.................................................       54,236           51,581           50,953
  Long-term debt repayment..................................................      (59,663)         (58,041)         (60,678)
  Certificate borrowings....................................................        6,307            9,000            7,801
  Certificate repayment.....................................................       (6,566)          (6,364)          (4,092)
  Net change in customer deposits...........................................         (242)            (342)            (305)
                                                                               ----------       ----------       ----------
    Net cash used by financing activities...................................       (5,592)          (5,074)         (17,578)
                                                                               ----------       ----------       ----------
Net increase (decrease) in cash.............................................          (42)          (1,795)           1,877
  Cash at beginning of year.................................................        2,202            3,997            2,120
                                                                               ----------       ----------       ----------
  Cash at end of year.......................................................   $    2,160       $    2,202       $    3,997
                                                                               ==========       ==========       ==========


         See accompanying notes to consolidated financial statements.

                   HORRIGAN AMERICAN, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF ACCOUNTING POLICIES
    A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Principles of Consolidation
    The consolidated financial statements include the accounts of Horrigan American, Inc., eight wholly-owned subsidiaries (American Equipment Leasing Co., Inc., AEL Leasing Co., Inc., American Commercial Credit Corp., AEL Holdings, Inc., Horrigan American Securities, Inc., American Real Estate Investment and Development Co., American Hotel Management, Inc. and The Business Outlet, Inc.), and thirty real estate partnership investments, wherein the Company is maintaining a controlling interest, ranging from 10% to 100% (the Company).

    All significant intercompany balances and transactions have been eliminated in consolidation.

    Investments in ten real estate partnerships, wherein the Company is not maintaining a controlling interest, are stated at cost plus equity in undistributed net earnings since dates of acquisition.

    Minority interest, as reported in the consolidated balance sheets, includes the income or loss for the minority investors of real estate partnerships. This minority interest balance fluctuates due to current year income or loss, contributions to, and distributions from, the partnerships; changes in ownership percentages; or the addition or deletion of partnerships from the group of consolidated partnerships.

Investments in Debt and Equity Securities
    In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). This statement requires investments in equity securities with a readily determinable fair value and investments in all debt securities to be classified at the date of acquisition in one of three categories. The three categories are (1) held to maturity -- carried at amortized cost; (2) available for sale -- carried at fair value (with unrealized gains and losses flowing through a separate component of stockholders' equity); and (3) trading account -- carried at fair value (with unrealized gains and losses flowing through the income statement).

    Effective December 31, 1993, the Company adopted SFAS No. 115. The fair value of securities is based on quoted market prices. The cumulative effect of this change in the method of accounting for the Company's investments in securities is $1,374,000 and has been included as a separate component of stockholders' equity as of December 31, 1993. Prior to 1993, the Company carried all debt securities at amortized cost (because it had the intent and ability to hold such securities until maturity) and all equity securities at the lower of aggregate cost or market.

Net Investment in Finance Receivables
    Net investment in finance receivables consists of commercial leasing and financing receivables, and lease residual value receivables. Receivables are stated at gross balances net of unearned income and net of the allowance for possible lease and loan losses.

Real Estate Investment Activity
    Included in Equity Investments in Real Estate Partnerships and Property Under Operating Leases are various investments in commercial real estate. This activity principally involves the formation and management of investment partnerships, property management, and related advisory and funding activities. The forty-one properties owned and managed as of December 31, 1993 are classified as follows: eighteen are office buildings, twelve are industrial buildings, three are limited service hotels, five are various retail centers and three are various other commercial properties. Ten of the properties are multi-tenant, excluding the hotels. Significant geographic concentrations (based on property cost) within the portfolio are: Pennsylvania (30%), Florida (27%), New Jersey (14%) and Ohio (10%).

    Real estate properties are recorded at the lower of cost or net realizable value. Properties that are believed to have experienced material decreases in net realizable value below book value, of a permanent nature, are written down in the current reporting period at the time of such determination. In making such determinations, consideration is given to such factors as cash flows, reserves, vacancy factors, capitalization rates and growth rates.

    On a periodic basis, or upon the occurrence of a triggering event (e.g., default of a major tenant), management performs an internal valuation on such properties. These valuations reflect current expectations relating to cash flows, reserves, vacancy factors, capitalization rates and growth rates. If such valuation results in the devaluation of a property, which management believes is other than temporary, that valuation is recognized as a charge to earnings in the current period.

Revenue Recognition
    The accounting for nonrefundable fees and costs associated with originating or acquiring loans and initial direct costs of leases is presented in accordance with Statement of Financial Accounting Standards No. 91.

    Income on direct finance leases included in the minimum lease payments is deferred and earned on the interest method to reflect a constant periodic rate of return on the net investment in the lease. Residual values of leased equipment represent the estimated fair value of the equipment at the conclusion of the lease. Residual values for direct finance leases are earned on the interest method over the life of the related leases.

    Income on commercial finance receivables is earned on the interest method to reflect a constant periodic rate of return.

    The accrual of income on finance receivables is discontinued once a finance receivable becomes one day past due. Also, when in management's judgment it is determined that a reasonable doubt exists as to the collectibility of additional income, future payments are applied to the principal balance only, and the finance receivable is classified as non-performing.

    In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS No. 114). This statement requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. SFAS No. 114 becomes effective for the Company in 1995, although earlier adoption is permitted. Management is currently analyzing the impact of SFAS No. 114 and does not expect this statement to have a material effect on the Company's consolidated financial position or results of operations.

    Rentals from equipment operating leases are recognized as income when due. Depreciation is provided on the double declining-balance method over the useful life of the equipment as follows: transportation and machinery equipment -- five years; office, data processing and other equipment -- four to five years.

    Rentals from real estate operating leases are recognized as income when due. Depreciation is provided on the straight-line method over the useful life of the property: nineteen to thirty-one and one-half years.

Allowance for Possible Lease and Loan Losses
    The allowance for possible lease and loan losses is based on a periodic evaluation of the finance receivable portfolio and reflects an amount that in management's opinion is adequate to absorb known and inherent losses in the portfolio.

    Management considers a variety of factors when evaluating the allowance recognizing that an inherent risk of loss always exists in the lending process. Consideration is given to the impact of current economic conditions, diversification of the loan portfolio, historical loss experience, results of loan reviews, borrower's financial and managerial strengths, the adequacy of underlying collateral and other relevant factors. While management uses the best available information to make such evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluation. The provision for possible lease and loan losses is charged to operating expense. Lease and loan losses are charged directly against the allowance and recoveries on previously charged-off leases and loans are added to the allowance.

Interest Rate Swaps
    Interest rate swaps are entered into as hedges against fluctuations in the interest rates of specifically identified liabilities. There is no effect on the total liabilities of the Company, however, net amounts receivable or payable under agreements designated as hedges are recorded as adjustments to the interest expense related to the hedged liability.

Property and Equipment
    Depreciation on fixed assets (not including property leased to others) is provided primarily by the straight-line method over the estimated useful lives of the respective asset classes as follows: building and improvements -- five to forty years; office and data processing equipment -- two to eight years.

Income Taxes
    Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109) requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    Effective January 1, 1993, the Company adopted SFAS No. 109. The cumulative effect of this change in the method of accounting for income taxes is $0 to the 1993 consolidated statement of operations.

    Pursuant to the deferred method under APB Opinion 11, which was applied in 1992 and prior years, deferred income taxes are recognized for income and expense items that are reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable for the year of the calculation. Under the deferred method, deferred taxes are not adjusted for subsequent changes in tax rates.

Retirement and Postemployment Benefits
    Effective January 1, 1994, the Company has a 401(k) plan covering substantially all employees who qualify as to age and length of service. This plan will continue with a profit sharing component. During 1993, 1992 and 1991, the Company had two defined contribution profit sharing plans. The contribution percentage is determined each year by the Board of Directors of each subsidiary of the Company. Profit sharing expense, aggregating $315,000, $295,000 and $290,000 in 1993, 1992 and 1991, respectively, was reported as salaries and employee benefits. The Company currently has no postretirement benefits as contemplated under Statement of Financial Accounting Standards No. 106, nor postemployment benefits as contemplated under Statement of Financial Accounting Standards No. 112.

Earnings Per Common Share
    Earnings per common share are computed using weighted average shares and dilutive stock options outstanding during each year after deducting preferred dividend requirements from net income. Earnings per common share assuming full dilution are not reported because dilution arising from the stock options is less than three percent.

Reclassifications
    Prior period amounts have been reclassified when necessary to conform to the current year's presentation.


NOTE B -- INVESTMENTS IN DEBT AND EQUITY SECURITIES
    The following is a summary of information as of and for the years ended December 31:


                                                             GROSS          GROSS
                                           AGGREGATE       UNREALIZED     UNREALIZED                      GROSS       GROSS
                            AGGREGATE         FAIR          HOLDING        HOLDING                      REALIZED    REALIZED
      (In thousands)           COST          VALUE           GAINS          LOSSES         PROCEEDS       GAINS      LOSSES
      ------------------   ------------   ------------    ------------   ------------    ------------   ---------   ---------
      AVAILABLE-FOR-SALE EQUITY SECURITIES:
      1993..............       $615          $2,697          $2,082          $ --           $  629        $413         $ 1
      EQUITY SECURITIES:
      1992..............       $666          $1,991          $1,325          $ --           $   66        $  9         $ 3
      1991..............       $620          $1,015          $  395          $ --           $  848        $ 33         $31

      DEBT SECURITIES:
                               $              $
      1993..............           --             --          $ --           $--            $   44        $ --         $ 1
      1992..............       $ 53           $ 48            $ --           $ 5            $  145        $ --        $ --
      1991..............       $198           $164            $ --           $34            $1,078         $11         $11


NOTE C -- NET INVESTMENT IN FINANCE RECEIVABLES
    Net investment in finance receivables and maximum terms remaining as of December 31, 1993 and 1992 are as follows:

                                                                                                              MAXIMUM
                                                                                                            TERMS-MONTHS
                                                                                                          ----------------
     (In thousands)                                                     1993               1992            1993       1992
     ----------                                                     ------------       ------------       -----      -----
     Commercial financing receivables...........................    $     35,050       $     32,948          63         67
     Direct finance leasing receivables.........................         104,320             89,213          58         61
                                                                    ------------       ------------
       Total receivables........................................         139,370            122,161
     Residual valuation.........................................           4,943              5,719          58         61
     Unearned income............................................         (16,731)           (15,282)
     Allowance for possible lease and loan losses...............          (5,438)            (4,613)
                                                                    ------------       ------------
       Total net investment.....................................    $    122,144           $107,985
                                                                    ============       ============

    Installments due on total receivables for each of the five years subsequent to December 31, 1993 are as follows: 1994, $65,665,000; 1995, $40,410,000; 1996, $20,133,000 1997, $7,802,000; 1998, $2,669,000; and
thereafter, $2,691,000.

    Included within the finance receivables are non-performing leases and loans on which the Company is applying payments to principal only. Such receivables approximated $101,000 and $700,000 as of December 31, 1993 and 1992, respectively. If these receivables had been current in accordance with their original terms, finance revenue in 1993, 1992 and 1991 would have increased $39,000, $100,000 and $63,000, respectively.

    The Company's credit risk of finance receivables arises in the normal course of business, principally from commercial businesses, throughout the United States with some geographic concentration (based on equipment cost) in California (18%), Pennsylvania (9%), Texas (7%), New York (6%) and Ohio (6%). There is also some leased asset equipment concentration in computers and computer software (31%), construction (24%) and party rental equipment (10%). The Company has identified the following significant concentrations by industry type (including the total net investment) of credit risk as of December 31, 1993: Equipment Rental ($41,778,000), Attorneys ($16,936,000) and Printing Services ($8,447,000). The Company retains title to the equipment asset in the case of its direct finance leasing receivables, while the lessee bears the contractual risk of loss and the duty to maintain and insure the asset. The commercial financing receivables are generally secured by inventory, receivables, real estate or equipment.


NOTE D -- ALLOWANCE FOR POSSIBLE LEASE AND LOAN LOSSES

    The following is a summary of the Company's allowance for possible lease and loan losses as of and for the years ended December 31:

                                             BALANCE AT                     CHARGE-OFFS,                        BALANCE AT
                                             BEGINNING                         NET OF           ACQUIRED           END
      (In thousands)                          OF YEAR        PROVISION       RECOVERIES        ALLOWANCE         OF YEAR
      ----------                            ------------    -----------    --------------    --------------    ------------

      1993..............................       $4,613          1,573          (1,600)            852(A)           $5,438
      1992..............................       $4,210          2,190          (2,027)            240(A)           $4,613
      1991..............................       $3,343          4,580          (3,938)            225(A)           $4,210

   (A) The balance of the allowance for possible lease and loan losses increased as a result of the acquisition of portfolios of finance receivables.

NOTE E -- EQUITY INVESTMENTS IN REAL ESTATE PARTNERSHIPS
    Investments in ten unconsolidated real estate partnerships consist of total ownership interests ranging from 10% to 58.2%.

    Summary combined financial information for the investee partnerships as of and for the years ended December 31, 1993 and 1992 follows:

      (In thousands)                                                                          1993             1992
      ----------                                                                           ----------       ----------
      Land, building and improvements, net.............................................    $   13,648       $   16,007
      Other assets.....................................................................         1,111            1,197
          Long-term debt...............................................................       (14,318)         (15,460)
          Other liabilities............................................................          (205)            (192)
                                                                                           ----------       ----------
      Net assets.......................................................................    $      236       $    1,552
                                                                                           ==========       ==========
      Revenue:
          Rents on real estate operating leases........................................    $    1,175       $    1,202
          Hotel revenue & other........................................................         5,273            4,655
                                                                                           ----------       ----------
            Total revenue..............................................................         6,448            5,857
                                                                                           ==========       ==========
      Net income (loss)................................................................    $      349       $     (105)
                                                                                           ==========       ==========


    The unamortized portion of the excess of cost over the Company's share of net assets of investee partnerships was $56,000 and $43,000 as of December 31, 1993 and 1992, respectively.

    The Company provides management services to the investee partnerships under terms of an agreement. The revenue for these services, aggregating $230,000, $223,000 and $246,000 in 1993, 1992 and 1991, respectively, was reported as management income.

    The Company has commercial loans outstanding to investee partnerships of $2,412,000 and $1,408,000 as of December 31, 1993 and 1992, respectively. The Company has also guaranteed the debt (refer to note O) of certain unconsolidated real estate partnerships.

    The Company has sold certain partnership interests. Total gain on sale of the partnership interests, aggregating $0, $1,000 and $547,000 in 1993, 1992 and 1991, respectively, was reported as other income.

NOTE F -- PROPERTY UNDER OPERATING LEASES
    The following is a schedule of the Company's investment in property under operating leases as of December 31, 1993 and 1992:

      (In thousands)                                                                          1993             1992
      ----------                                                                           ----------       ----------
    Real Estate Cost:
          Land.........................................................................    $    7,002       $    7,327
          Building and improvements....................................................        29,782           31,897
                                                                                           ----------       ----------
              Total....................................................................        36,784           39,224
          Accumulated depreciation.....................................................        (5,365)          (4,537)
                                                                                           ----------       ----------
              Real estate, net.........................................................        31,419           34,687
                                                                                           ----------       ----------

    Equipment Cost:
          Transportation and office equipment..........................................           335               95
          Accumulated depreciation.....................................................          (123)             (43)
                                                                                           ----------       ----------
              Equipment, net...........................................................           212               52
                                                                                           ----------       ----------
      Property under operating leases..................................................    $   31,631       $   34,739
                                                                                           ==========       ==========

   Depreciation for each of the three years ended December 31 follows:

      (In thousands)                                                          1993             1992             1991
      ----------                                                           ----------       ----------       ----------
    Depreciation Expense:
          Real estate..................................................    $    1,053       $    1,144       $    1,075
          Equipment....................................................            94               29               11
                                                                           ----------       ----------       ----------
              Total....................................................    $    1,147       $    1,173       $    1,086
                                                                           ==========       ==========       ==========


    The estimated minimum future rental revenues on operating leases for each of the five years subsequent to December 31, 1993 are as follows: 1994, $4,689,000; 1995, $4,051,000; 1996, $3,507,000; 1997, $3,046,000; 1998,
$2,943,000; and thereafter, $21,504,000.

NOTE G -- PROPERTY AND EQUIPMENT
    Property and equipment utilized by the Company is summarized by major classifications as follows as of December 31:

      (In thousands)                                                                            1993            1992
      ----------                                                                              ---------       ---------
      Buildings (owned by consolidated real estate partnerships)..........................       $2,189          $1,821
      Office and data processing equipment................................................        2,216           2,085
                                                                                              ---------       ---------
                                                                                                  4,405           3,906
      Accumulated depreciation............................................................       (2,276)         (1,929)
                                                                                              ---------       ---------
                                                                                                  2,129           1,977
      Land (owned by consolidated real estate partnerships)...............................          172             145
                                                                                              ---------       ---------
                                                                                                 $2,301          $2,122
                                                                                              =========       =========


    Land and building value is based on the percentage of space occupied by the Company. For the years ended December 31, 1993, 1992 and 1991, depreciation of $308,000, $294,000 and $328,000, respectively, was provided on the Company's property and equipment.

NOTE H -- SHORT-TERM BORROWINGS
    Short-term borrowings represent: (1) Amounts payable to banks, including unsecured demand notes with fixed interest rates and unsecured floating or fixed interest rate lines of credit of $28,503,000 as of December 31, 1993. The Company has the option to make $7,003,000 in long-term, fixed rate loans at negotiated rates which would reduce the available short-term lines of credit when elected. Short-term lines of credit in use as of December 31, 1993 are $13,500,000. (2) Amounts payable upon demand to holders of floating interest rate subordinated investment certificates.

    The following is a summary of information pertaining to such borrowings as of and for the years ended December 31:

                                                               WEIGHTED         MAXIMUM         AVERAGE        WEIGHTED
                                                                AVERAGE         AMOUNT          AMOUNT          AVERAGE
                                  CATEGORY       BALANCE       INTEREST       OUTSTANDING     OUTSTANDING      INTEREST
                                     OF         AT END OF       RATE AT         DURING          DURING        RATE DURING
      (In thousands)             BORROWINGS        YEAR       END OF YEAR      THE YEAR        THE YEAR        THE YEAR
      ----------                -------------   ----------   -------------   -------------   -------------   -------------
      1993..................    (1) BANKS       $13,500          4.41%          $13,500         $ 8,807          4.44%
      1993..................    (2) OTHER       $ 2,805          4.00%          $ 4,286         $ 3,810          4.39%
   -----------------------------------------------------------------------------------------------------------------------
      1992 (A)..............    (1) Banks       $ 6,250          4.61%          $ 8,000         $ 5,389          5.28%
      1992 (A)..............    (2) Other       $ 3,644          5.00%          $ 4,592         $ 3,803          5.37%
   -----------------------------------------------------------------------------------------------------------------------
      1991 (A)..............    (1) Banks       $ 6,500          6.39%          $14,500         $ 9,667          7.35%
      1991 (A)..............    (2) Other       $ 3,019          6.30%          $ 3,071         $ 2,048          6.81%

   (A) Average amount outstanding during the year is computed by dividing the total monthly outstanding principal balances by 12.

       Weighted average interest rate during the year is computed by dividing the actual short-term interest expense by the average short-term borrowings outstanding.


NOTE I -- LONG-TERM DEBT

    Long-term debt as of December 31, 1993 and 1992 consists of the following:

      (In thousands)                                                                       1993                1992
      ----------                                                                       ------------        ------------
   Senior debt:

        Unsecured    notes    payable    to    banks    and    other   financial
        institutions,   with   interest   rates   from   3.9%   to   12.0%,  due
        through July, 1997......................................................           $ 63,733            $ 62,210

   Nonrecourse debt:
        Nonrecourse    notes    payable    to   banks,   with   interest   rates
        from    5.87%    to    11.06%,    due    at    various   dates   through
        December,   2004.   The   notes   are   collateralized  by  real  estate
        property................................................................             18,358              19,367
        Nonrecourse   note      payable   to   bank   with   interest  at  prime
        plus 3%, due February, 1996.............................................                 77                  --

   Other long-term debt:
        Secured   notes   payable   to   banks,   with   interest   rates   from
        5.99%   to   10.5%,   due   at   various   dates   through   May,  2008.
        The notes are collateralized by real estate property....................              5,080               5,401

   Subordinated investment certificate debt:
        Certificates    subordinated   in   right   of   payment   to   indebted
        ness    of    the   Company   (including   indebtedness   of   any   sub
        sidiary    guaranteed    by    the    Company)    for   money   borrowed
        from   banks   or   other   financial   institutions.   The  fixed  rate
        certificates   have   various   rates   from   5.1%   to  10.5%  and  ma
        ture at various dates to 2001...........................................             25,964              25,384

   Junior subordinated debenture debt:
        A   9%   debenture   due   in   2002   subordinated   in  right  of  pay
        ment    to    indebtedness    of   the   Company   (including   indebted
        ness    of    any    subsidiary   guaranteed   by   the   Company)   for
        money    borrowed    from    banks,    other    financial   institutions
        and subordinated investment certificate holders.........................                103                 103
                                                                                       ------------        ------------
              Total long-term debt..............................................       $    113,315        $    112,465
                                                                                       ============        ============


    The Company has $100,190,000 in unsecured lines of credit with banks. The total lines in use as of December 31, 1993 are $63,322,000.

    The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 1993 are as follows: 1994, $52,538,000; 1995, $26,185,000; 1996, $11,611,000; 1997, $4,772,000; 1998, $4,008,000; and
thereafter, $14,201,000.

NOTE J -- CERTAIN COVENANTS
    The terms of the subordinated investment certificate offerings, certain unsecured loan agreements and a bank letter of credit provide for various restrictive covenants. The most significant of these provide that: (1) American Equipment Leasing Co., Inc. and it's subsidiaries, AEL Leasing Co., Inc. and American Commercial Credit Corp., on a consolidated basis, shall maintain (a) a minimum cash flow ratio of receipts to disbursements, as specifically defined, of 1 to 1 (b) a ratio of debt to tangible net worth not in excess of 7 to 1 and (c) a minimum tangible net worth of $21,000,000. (2) AEL Leasing Co., Inc. and American Commercial Credit Corp., on a separate Company basis, shall maintain a ratio of debt to tangible net worth not in excess of 7 to 1.

    The Company is in compliance with the above covenants as of December 31, 1993.

NOTE K -- STOCKHOLDERS' EQUITY

    The 8% noncumulative and nonvoting preferred stock has no earnings participation rights and, in case of involuntary liquidation, there is no preference to preferred stockholders other than the stated value of the stock. The preferred stock dividend was paid each quarter during 1993.

    The common stock of the Company is covered by an agreement restricting its sale, redemption or transfer.

    During 1993, the Company retired all treasury stock then held by the Company.

    The Company terminated on November 30, 1992 a non-qualified stock option plan for certain key employees. The options are exercisable at a price of 100% of the fair market value of the stock on the date that the option is granted. Options granted under the plan are exercisable at any time and expire five years from the date of issuance. An analysis of the activity in this plan for the last three years follows:

                                                                                                          OPTION PRICE
                                                                NUMBER OF COMMON SHARES                  PER SHARE FOR
                                                            1993          1992          1991              CURRENT YEAR
                                                         ----------    ----------    ----------        ------------------
     Options outstanding, January 1..................       102,620       141,500       112,930                --
     Options granted.................................            --            --        35,870                --
     Options exercised...............................       (11,300)      (16,045)       (1,600)             $6.17
     Options forfeited...............................       (16,350)      (22,835)       (5,700)         $6.17 TO $7.79
                                                         ----------    ----------    ----------
     Options outstanding, December 31................        74,970       102,620       141,500
                                                         ==========    ==========    ==========


    Under this stock option plan, the option price for the grant made in 1991 was $6.43 per share.

    The total options outstanding, by each year's option price, as of December 31, 1993 are: 21,000 at $7.41, 23,900 at $7.79 and 30,070 at $6.43.

NOTE L -- INCOME TAXES
    The total provision for income taxes consists of:

      (In thousands)                                                           1993             1992            1991
      ----------                                                            ----------       ----------       ---------
      Deferred income tax (benefit)
        Federal..........................................................   $      (18)      $     (979)      $    (226)
        State............................................................          124             (157)           (223)
                                                                            ----------       ----------       ---------
              Total deferred.............................................          106           (1,136)           (449)
                                                                            ----------       ----------       ---------
      Current income tax
        Federal..........................................................        1,596              882             955
        State............................................................          198              398             382
                                                                            ----------       ----------       ---------
              Total current..............................................        1,794            1,280           1,337
                                                                            ----------       ----------       ---------
              Total provision............................................   $    1,900       $      144       $     888
                                                                            ==========       ==========       =========


    The sources of deferred income taxes (benefits) and the tax effect of each are as follows:

      (In thousands)                                                           1993             1992            1991
      ----------                                                            ----------       ----------       ---------
      Direct finance lease revenue and expenses..........................   $      141       $     (743)      $    (972)
      Alternative minimum tax credit.....................................           --            1,083             724
      Partnership     revenue     and     expenses    including    write-
        down of real estate..............................................         (216)          (1,310)             --
      State   tax   provision  (less  than)  in  excess  of  state  taxes
        currently payable................................................          124             (157)           (223)
      Other..............................................................           57               (9)             22
                                                                            ----------       ----------       ---------
              Total deferred.............................................   $      106       $   (1,136)      $    (449)
                                                                            ==========       ==========       =========


    The following is a reconciliation between the statutory federal income tax rate and the effective income tax rate on the total provision for income taxes:

                                                                                 1993            1992            1991
                                                                                  ---           -------         ------
      Statutory   federal   income   tax   rate   applied   to   earnings
        (loss) before income taxes and minority interest.................          34.0%          (34.0%)         34.0%
      Investment tax credit basis adjustment.............................            --              --            0.3
      Limited taxability of dividend income..............................          (0.1)           (1.7)          (0.4)
      State taxes, net of federal tax benefit............................           4.2            31.8            4.5
      Tax-exempt interest income.........................................            --            (1.2)          (0.7)
      Minority interest of partnership investments.......................          (0.7)           31.6           (0.1)
      Other, net.........................................................            --             2.3            0.4
                                                                                -------         -------         ------
              Effective rate.............................................          37.4%           28.8%          38.0%
                                                                                =======         =======         ======


    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1993, in accordance with SFAS No. 109, are presented below:

      (In thousands)                                                            1993
      ----------                                                              --------
      Deferred tax assets:
        Allowance for possible lease and loan losses......................      $  840
        Partnership     revenue     and    expenses    including    write-
          down of real estate.............................................       1,674
        Other.............................................................         167
                                                                              --------
            Total gross deferred tax assets...............................       2,681
                                                                              --------

      Deferred tax liabilities:
        Direct finance lease revenue and expenses.........................      (1,229)
        Net    unrealized    holding    gains    for    available-for-sale
          securities......................................................        (708)
        Other.............................................................         (71)
                                                                              --------
            Total gross deferred tax liabilities..........................      (2,008)
                                                                              --------
            Deferred income taxes, net....................................      $  673
                                                                              ========

    In order to fully realize the gross deferred tax asset, the Company will need to generate future taxable income of approximately $7,900,000. Based upon the Company's current and historical tax history and the anticipated level of future taxable income, management of the Company believes the existing deductible temporary differences will, more likely than not, reverse in future periods in which the Company generates net taxable income. There can be no assurance, however, that the Company will generate any earnings or any specific level of continuing earnings.

    For income tax reporting purposes: The Company has no credit carryover to offset regular tax liability during 1993.

    For financial reporting purposes: (1) The Company records a provision for income taxes on the minority interest share of loss absorbed by the Company from any partnership investment. (2) The Company has no credit carryover to offset regular tax liability during 1993. (3) The Company records a deferred tax liability on the net unrealized holding gains for available-for-sale securities in accordance with SFAS No. 115.


NOTE M -- BUSINESS SEGMENTS
    The Company operates principally in three business segments, reports a fourth segment pertaining to general corporate and other, and discloses any significant transaction which is not specifically related to the normal operations of a segment:

    COMMERCIAL LEASING AND FINANCING -- leasing of various types of equipment under direct finance and operating leases, lease financing programs, and direct cash loans to commercial businesses.

    REAL ESTATE -- leasing of real estate property under operating leases, and investments in real estate. Three limited service hotel operations provide operating earnings on three equity investments. Real estate management, development and advisory services; and hotel management services are included.

    FURNITURE AND EQUIPMENT SALES -- selling various types of office furniture and equipment, and servicing equipment sold.

    GENERAL CORPORATE AND OTHER -- includes investment activities other than real estate; and consolidating elimination entries which are not material.

    UNALLOCATED GENERAL CORPORATE EXPENSE -- consists of interest expense allocated to the investments in marketable securities and long-term investments.

    Revenues by segment are comprised of revenues from unaffiliated customers; intersegment revenues are not significant.

    Operating profit is total revenue less directly incurred costs and expenses, and allocated corporate operating costs and expenses.

    Identifiable assets by industry are those assets of the Company that are used exclusively in or are reasonably allocated to operations in each industry. Assets employed by the segment "general corporate and other" are principally cash, investments exclusive of the real estate industry segment, and property and equipment.

    The following segment information is reconciled to the related consolidated financial statements' amounts.

      (In thousands)                                                             1993            1992            1991
      ----------                                                             ------------    ------------    ------------
      Revenues by business segment:
        Commercial leasing and financing.................................    $     19,529    $     20,862    $     23,066
        Real estate......................................................           4,973           1,822           6,037
        Furniture and equipment sales....................................             694             345               4
        General corporate and other......................................             461              67             228
                                                                             ------------    ------------    ------------
              Total......................................................    $     25,657    $     23,096    $     29,335
                                                                             ============    ============    ============

                                                                                 1993            1992            1991
                                                                             ------------    ------------    ------------
   Operating earnings (loss) by business segment:
        Commercial leasing and financing.................................    $      5,220    $      4,230    $      2,662
        Real estate......................................................            (713)         (4,744)           (307)
        Furniture and equipment sales....................................             175              31             (17)
        General corporate and other......................................             440              52             139
                                                                             ------------    ------------    ------------
              Total......................................................           5,122            (431)          2,477
        Unallocated general corporate expense............................             (44)            (69)           (137)
                                                                             ------------    ------------    ------------
        Earnings (loss) before income taxes and minority
          interest.......................................................    $      5,078    $       (500)   $      2,340
                                                                             ============    ============    ============
      Identifiable assets by segment:
        Commercial leasing and financing.................................    $    126,294    $    111,578    $    114,446
        Real estate......................................................          35,486          37,559          40,191
        Furniture and equipment sales....................................             681             777             239
        General corporate and other......................................           2,492           3,349           3,911
                                                                             ------------    ------------    ------------
              Total......................................................    $    164,953    $    153,263    $    158,787
                                                                             ============    ============    ============
      Capital expenditures:
        Commercial leasing and financing:
              Direct finance leases......................................    $     24,383    $     28,300    $     20,599
              Operating leases...........................................             328              75              22
              Other......................................................             163             211             149
        Real estate:
              Operating leases...........................................              --             294             418
              Other......................................................              --               2              11
        Furniture and equipment sales....................................              19              81              14
        General corporate and other......................................              --              --              --
                                                                             ------------    ------------    ------------
              Total......................................................    $     24,893    $     28,963    $     21,213
                                                                             ============    ============    ============
      Depreciation and amortization:
        Commercial leasing and financing:
              Direct finance leases......................................    $         --    $         --    $         --
              Operating leases...........................................              94              29              11
              Other......................................................             304             413             606
        Real estate:
              Operating leases...........................................           1,053           1,144           1,075
              Other......................................................             223             150             139
        Furniture and equipment sales....................................              33              33              15
        General corporate and other......................................              --              --               1
                                                                             ------------    ------------    ------------
              Total......................................................    $      1,707    $      1,769    $      1,847
                                                                             ============    ============    ============


NOTE N -- LEASES
    Rental expense included in operating expenses for each of the years in the three-year period ended December 31, 1993 was $77,000, $64,000 and $10,000, respectively. The Company also incurred rent expense on an operating lease with an investee partnership. The rent expense, aggregated $53,000 in 1991, and was reported as operating expense.

    As of December 31, 1993, the Company is committed to minimum rentals under various operating leases totaling $115,000. The minimum annual rentals for each of the five years subsequent to December 31, 1993 are as follows:
1994, $70,000; 1995, $38,000; 1996, $6,000; 1997, $1,000; and 1998, $0.

NOTE O -- COMMITMENTS AND CONTINGENCIES
    In the normal course of business, there are outstanding commitments and contingent liabilities on which management does not anticipate any material losses. Such commitments and contingent liabilities expose the company to various degrees and types of risks, including credit risk, interest rate risk, and liquidity risk.

    A summary of significant commitments and contingent liabilities as of December 31 follows:

      (In thousands)                                                                           1993           1992
      ----------                                                                            ----------     ----------
      Unused lines of credit............................................................       $38,183        $17,774
      Commitments to fund leases and loans..............................................       $   924        $ 1,314
      Financial guarantees for unconsolidated real estate partnerships..................       $ 2,400        $ 2,675


    Unused lines of credit represent conditional offers by the Company to lend additional funds to qualified customers. Commitments to fund leases and loans represent finance agreements secured by the Company wherein the equipment collateral has not yet been delivered. Financial guarantees are conditional commitments issued by the Company guaranteeing performance by an unconsolidated real estate partnership to a third party.

    Interest rate swap transactions are not reflected in the above table. The notional principal amounts of outstanding contracts were $2,000,000 and $3,000,000 as of December 31, 1993 and 1992. The weighted average maturity of these swap agreements was 2.2 and 0.7 years as of December 31, 1993 and 1992. The Company is exposed to loss should one of the counterparties to these agreements default when the variable rate exceeds the weighted average fixed rate. The weighted average rate paid by the Company was 4.25% and the weighted average rate received by the Company was 3.44% as of December 31, 1993.

    The Company's Employee Stock Option Plan (ESOP) terminated in 1993 and paid off the outstanding ESOP debt which was guaranteed by the Company.

    As of December 31, 1993, the Company was party (plaintiff or defendant) to certain legal actions. While any litigation has an element of uncertainty, management, after reviewing these actions with legal counsel, is of the opinion that the liability, if any, resulting from these actions will not have a material effect on the financial condition or results of operations of the Company.

    In connection with a state sales tax audit and the treatment of abandonment leases, the Company was assessed in 1992 an additional sales tax of $34,800 (net of income tax) and penalties and interest of $284,400 (net of income tax). During 1992, the Company paid and expensed $27,700 (net of income tax). During 1993, the Company expensed the balance due of $14,400 (net of income tax) after the penalties were waived and 94% of the interest reversed.

NOTE P -- CASH FLOW INFORMATION
    The following is the reconciliation of net earnings (loss) to net cash provided by operating activities for the years ended December 31:

      (In thousands)                                                                 1993          1992          1991
      ----------                                                                  ----------    ----------    ----------
      Net earnings (loss)......................................................   $    3,047    $     (413)   $    1,382
      Noncash    expenses,    revenues,    losses   and   gains   included   in
        net earnings (loss):
        Depreciation and amortization..........................................        1,707         1,769         1,847
        Excess    of    income   taxes   paid   over   provision   for   income
          taxes................................................................         (582)       (1,527)         (453)
        Net change in prepaid expenses and payables............................          437           351          (934)
        Decrease (increase) in income receivable...............................          136            (7)          571
        Lease purchase options: cash received in excess of earned..............        1,682         2,126         1,739
        Decrease in interest payable...........................................          (41)         (145)          (18)
        Gain   on   sale   of   debt   and   equity   securities,  finance  and
          operating      leases,      property      and      equipment,     and
          investments..........................................................       (1,479)       (1,283)       (1,904)
        Provision for possible lease and loan losses...........................        1,573         2,190         4,580
        Equity    loss    in    real   estate   partnerships   and   associated
          companies............................................................           76           279           164
        Provision for write-down of real estate................................          488         4,302            --
        Minority interest income (loss)........................................          131          (231)           70
                                                                                  ----------    ----------    ----------
      Net cash provided by operating activities................................   $    7,175    $    7,411    $    7,044
                                                                                  ==========    ==========    ==========


    The following is a schedule of noncash investing and financing activities for the years ended December 31:

      (In thousands)                                                                1993          1992          1991
      ----------                                                                 ----------    ----------    ----------
      Acquisition of Canyon Capital, Inc.:
        Net investment in finance receivables.................................      $12,186    $       --    $       --
        Other assets..........................................................   $       87    $       --    $       --
        Short-term debt assumed...............................................   $   (4,985)   $       --    $       --
        Long-term debt assumed................................................   $   (5,656)   $       --    $       --
        Security deposits.....................................................   $   (1,392)   $       --    $       --
        Other liabilities.....................................................   $     (240)   $       --    $       --
      Change in carrying value of available-for-sale securities:
        Investments in debt and equity securities.............................   $    2,082    $       --    $       --
        Deferred tax liabilities..............................................   $     (708)   $       --    $       --
        Net     unrealized     holding     gains     for    available-for-sale
          securities..........................................................   $   (1,374)   $       --    $       --
      Real    estate   partnerships,   previously   accounted   for   on   the
        equity   method,      now   included   in   the   consolidated  finan-
        cial statements:
        Operating lease assets and other assets acquired......................   $       --    $    1,927    $       --
        Long-term debt and other liabilities assumed..........................   $       --    $   (1,683)   $       --
        Partnership capital...................................................   $       --    $     (244)   $       --
      Investment    interest    in    real    estate    partnership   received
        from    minority   interest   in   payment   of   commercial   finance
        receivable............................................................   $      397    $      100    $       --
      Land     received     in     foreclosure     of    commercial    finance
        receivable............................................................   $       --    $      627    $       --
      New real estate partnerships:
        Operating lease assets acquired.......................................   $       --    $       --    $    3,166
        Long-term debt assumed................................................   $       --    $       --    $   (2,900)
        Partnership capital contribution of property..........................   $       --    $       --    $     (266)
      Operating lease asset reclassification:
        Net investment in finance receivables.................................   $       --    $       --    $      248
        Property under operating leases.......................................   $       --    $       --    $     (248)



NOTE Q -- FAIR VALUES OF FINANCIAL INSTRUMENTS
    The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" (SFAS No. 107), which requires the estimation of fair values of financial instruments, as defined in SFAS No. 107.
Limitations
    Estimates of fair value are made at a specific point in time, based upon, where available, relevant market prices and information about the financial instrument. Such estimates do not include any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. For a substantial portion of the Company's financial instruments, no quoted market exists. Therefore, estimates of fair value are necessarily based on a number of significant assumptions (many of which involve events outside the control of management). Such assumptions include assessments of current economic conditions, perceived risks associated with these financial instruments and their counterparties, future expected loss experience and other factors. Given the uncertainties surrounding these assumptions, the reported fair values represent estimates only and, therefore, cannot be compared to the historical accounting model. Use of different assumptions or methodologies are likely to result in significantly different fair value estimates.
    The estimated fair values presented neither include nor give effect to the values associated with the Company's existing customer relationships, property, equipment, goodwill or certain tax implications related to the realization of unrealized gains or losses.
    The following methods and assumptions were used by the Company to estimate the fair value as of December 31, 1993 of each class of financial instrument (refer to note B for the fair value of investments in debt and equity securities).
Net Investment in Finance Receivables
    The fair value of net investment in finance receivables with variable rates and no significant change in credit risk approximates the carrying amount. The fair value of fixed-rate finance receivables is estimated by discounting future cash flows using current rates at which similar leases and loans would be made to borrowers with similar credit ratings and for similar remaining maturities. Included in direct finance leasing receivables is the fair value of lessee purchase options which approximates the net residual valuation carrying amount.

Short-term Borrowings
    The fair value of short-term borrowings (refer to note H) is the amount payable.
Customer deposits
    Customer deposits are interest bearing and non-interest bearing deposits received on finance lease receivables and real estate operating leases. The carrying amount of these deposits approximates fair value.
Long-term debt
    The fair value of the Company's fixed rate long-term debt is estimated using discounted cash flow analyses based on the estimated current rates offered by banks to the Company for debt of similar remaining maturities, or current rates offered by the Company for subordinated investment certificate debt with similar remaining maturities. The fair value of floating rate long-term debt approximates the carrying amount.
Unused lines of credit
    Proceeds from both short-term and long-term lines of credit are issued at current market rates at the time of each borrowing. The fair value of such unused lines is considered nominal.
Commitments
    Unused lines of credit and commitments to fund leases and loans: the Company does not charge a fee to extend lines of credit and commitments to fund leases and loans to customers. Extension of credit is conditional upon Company approval (of the amount, rate, and maturity) at the time of request. The fair value of unused lines of credit and commitments to fund leases and loans is considered nominal.
    Financial guarantees for unconsolidated real estate partnerships: the Company receives nominal fees for two agreements, and the estimated cost to terminate such guarantees is considered nominal.
    Interest rate swap agreements: the fair value of interest rate swaps is based on the cost to terminate the agreement. The costs were obtained from the counterparties.
    The carrying amounts and estimated fair values of the Company's financial instruments as of December 31 were as follows:

                                                                         1993                             1992
                                                             ----------------------------     ----------------------------
                                                               CARRYING          FAIR           CARRYING          FAIR
                                                                AMOUNT          VALUE            AMOUNT           VAUE
                                                             ------------    ------------     ------------    ------------
      (In thousands)
      ----------
      Net investment in finance receivables
        Commercial financing receivables.................    $     35,050    $     34,952     $     32,948    $     32,054
        Direct finance leasing receivables...............          92,532          91,856           79,650          79,385
        Allowance    for    possible   lease   and   loan
          losses.........................................          (5,438)             --           (4,613)             --
                                                             ------------    ------------     ------------    ------------
          Total net investment...........................    $    122,144    $    126,808     $    107,985    $    111,439
                                                             ------------    ------------     ------------    ------------
      Short-term borrowings..............................    $     16,305    $     16,305     $      9,894    $      9,894
                                                             ------------    ------------     ------------    ------------
      Customer deposits..................................    $      2,188    $      2,188     $      1,038    $      1,038
                                                             ------------    ------------     ------------    ------------
      Long-term debt
        Senior debt......................................    $     63,733    $     63,876     $     62,210    $     62,626
        Nonrecourse and other debt.......................          23,515          24,205           24,768          25,138
        Subordinated debt................................          26,067          27,191           25,487          26,356
                                                             ------------    ------------     ------------    ------------
          Total long-term debt...........................    $    113,315    $    115,272     $    112,465    $    114,120
                                                             ------------    ------------     ------------    ------------
      Off-balance sheet financial instruments
        Cost to terminate interest rate swaps............    $          1    $          4     $         19    $         56
                                                             ------------    ------------     ------------    ------------


NOTE R -- ACQUISITION

    On June 1, 1993, the Company purchased all of the capital stock of Canyon Capital, Inc. ("Canyon") whose principal business consisted of financing and leasing equipment, for $4,270,000 in cash. Until the purchase, Canyon was a wholly-owned subsidiary of KOA Holdings, Inc. The purchase price was based principally on the book value of the common stock multiplied by a factor of 126.8%. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of Canyon have been included in the Company's consolidated financial statements since the acquisition date.
    The following unaudited pro forma financial information for the years ended December 31, 1993 and 1992 presents the combined results of operations of the Company and Canyon as if the acquisition had occurred as of the beginning of 1992, after giving effect to certain adjustments. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Canyon constituted a single entity during such periods.

                                                                                         1993               1992
                                                                                    ---------------    ---------------
      Commercial leasing and financing revenue                                          $18,878,000        $23,511,000
      Net earnings                                                                      $ 3,018,000        $   373,000
      Earnings per share                                                               $       0.92       $       0.11


   In conjunction with the Company's acquisition of Canyon, Canyon recorded a total net loss of $139,000 for the five months ended May 31, 1993 (consisting of non-recurring after-tax charges of $269,000 and normal after-tax operating earnings of $130,000). The non-recurring after-tax charges were primarily due to additional charge-offs ($1,383,000) taken by Canyon and a replenishing of the allowance for possible lease and loan losses ($498,000) prior to the acquisition date. These additional adjustments were the result of applying the Company's more restrictive charge-off and reserving policies to Canyon's delinquent lease and loan accounts.

                         INDEPENDENT AUDITORS' REPORT


THE BOARD OF DIRECTORS
CANYON CAPITAL, INC.:

    We have audited the accompanying balance sheets of Canyon Capital, Inc. as of December 31, 1992 and 1991, and the related statements of earnings, stockholders' equity, and cash flows for each of the years in the two year period ended December 31, 1992. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Canyon Capital, Inc. as of December 31, 1992 and 1991, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 1992, in conformity with generally accepted accounting principles.


                                                             KPMG PEAT MARWICK

Orange County, California
February 9, 1993

                             CANYON CAPITAL, INC.

                                BALANCE SHEETS

                          DECEMBER 31, 1992 AND 1991

                                     Assets                                                1992                   1991
                                      -----                                                ----                   ----
Cash                                                                                      $    91,776                 75,008
Investment in leases (notes 2, 3 and 5):
  Gross lease receivables                                                                  24,488,598             27,925,322
  Estimated residual values                                                                   752,204                958,471
  Deferred lease origination costs, net                                                       731,683                853,221
  Equipment held for lease                                                                    690,398                896,679
                                                                                     ----------------       ----------------
                                                                                           26,662,883             30,633,693
  Less:
    Security deposits                                                                      (1,636,306)            (1,552,357)
    Unearned income                                                                        (6,623,228)            (7,984,825)
    Allowance for possible credit losses                                                   (1,501,192)            (1,380,166)
                                                                                     ----------------       ----------------
      Net investment in leases                                                             16,902,157             19,716,345
                                                                                     ----------------       ----------------
Other receivables                                                                             119,344                154,945
Furniture and equipment, net (note 4)                                                          20,766                 28,450
Other assets                                                                                   40,796                 45,774
                                                                                     ----------------       ----------------
                                                                                          $17,174,839             20,020,522
                                                                                     ================       ================
                      Liabilities and Stockholders' Equity
                            ------------------------
Equipment obligations (note 5)                                                            $ 8,473,414             12,671,455
Accounts payable and accrued expenses                                                         190,615                259,098
Notes payable to Parent Company (note 3)                                                    4,300,000              3,300,000
Income taxes payable (note 7)                                                                  38,942                  2,279
Deferred income taxes (note 7)                                                                972,000                965,000
                                                                                     ----------------       ----------------
      Total liabilities                                                                    13,974,971             17,197,832
                                                                                     ----------------       ----------------
Stockholder's equity:
  Common stock, $1 par value; 100,000 shares
    authorized; 10,000 shares issued
    and outstanding                                                                            10,000                 10,000
  Additional paid-in capital                                                                  320,600                320,600
  Retained earnings                                                                         2,869,268              2,492,090
                                                                                     ----------------       ----------------
      Total stockholder's equity                                                            3,199,868              2,822,690
Commitments (note 8)                                                                               --                     --
                                                                                          $17,174,839             20,020,522
                                                                                     ================       ================


               See accompanying notes to financial statements.

                             CANYON CAPITAL, INC.

                            STATEMENT OF EARNINGS

                    YEARS ENDED DECEMBER 31, 1992 AND 1991

                                                                                            1992                 1991
                                                                                            ----                 ----
Revenues:
  Lease income (note 6)                                                                    $4,513,257            4,789,714
  Interest income                                                                              10,975               14,649
  Late charges                                                                                108,542               94,215
                                                                                       --------------       --------------
                                                                                            4,632,774            4,898,578
                                                                                       --------------       --------------
Cost and expenses:
  Interest                                                                                  1,430,008            1,984,360
  Provision for possible credit losses                                                      1,178,411              964,085
  Selling, general and administrative                                                         787,738              726,168
  Amortization of deferred lease origination costs                                            508,439              485,039
                                                                                       --------------       --------------
                                                                                            3,904,596            4,159,652
                                                                                       --------------       --------------
    Earnings before income tax expense                                                        728,178              738,926
Income tax expense (note 7)                                                                   351,000              351,000
                                                                                       --------------       --------------
    Net earnings                                                                           $  377,178              387,926
                                                                                       ==============       ==============


               See accompanying notes to financial statements.

                             CANYON CAPITAL, INC.

                      STATEMENTS OF STOCKHOLDER'S EQUITY

                    YEARS ENDED DECEMBER 31, 1992 AND 1991

                                                                           ADDITIONAL                            TOTAL
                                                  COMMON STOCK
                                            -------------------------       PAID-IN          RETAINED        STOCKHOLDER'S
                                              SHARES         AMOUNT         CAPITAL          EARNINGS           EQUITY
                                            ----------     ----------     ------------     ------------     ---------------
Balance at December 31, 1990                    10,000        $10,000          320,600        2,104,164           2,434,764
Net earnings                                        --             --               --          387,926             387,926
                                            ----------     ----------     ------------     ------------     ---------------
Balance at December 31, 1991                    10,000         10,000          320,600        2,492,090           2,822,690
Net earnings                                        --             --               --          377,178             377,178
                                            ----------     ----------     ------------     ------------     ---------------
Balance at December 31, 1992                    10,000        $10,000          320,600        2,869,268           3,199,868
                                            ==========     ==========     ============     ============     ===============


               See accompanying notes to financial statements.

                             CANYON CAPITAL, INC.

                           STATEMENTS OF CASH FLOWS

                    YEARS ENDED DECEMBER 31, 1992 AND 1991

                                                                                            1992                  1991
                                                                                            ----                  ----
Operating activities:
  Net earnings                                                                              $  377,178               387,926
  Adjustments to reconcile net earnings to cash
    provided by operating activities:
      Provision for possible credit losses                                                   1,178,411               964,085
      Deferred income tax provision (benefit)                                                    7,000               (20,000)
      Amortization of deferred lease origination costs                                         508,439               485,039
      Depreciation and other amortization                                                       20,491                26,738
      Decrease (increase) in other receivables                                                  35,601               (20,785)
      Increase in other assets                                                                  (3,713)              (41,619)
      Decrease in accounts payable and accrued expenses                                        (68,483)              (44,931)
      Increase (decrease) in income taxes payable                                               36,663              (190,270)
                                                                                       ---------------       ---------------
      Net cash provided by operating activities                                              2,091,587             1,546,183
                                                                                       ---------------       ---------------
Investing activities:
  Principal collections on leases                                                            8,249,529             7,997,015
  Additions to net investment in leases                                                     (7,122,191)           (8,542,797)
  Additions to furniture and equipment                                                          (4,116)               (1,033)
                                                                                       ---------------       ---------------
    Net cash provided by (used for) investing activities                                     1,123,222              (546,815)
                                                                                       ---------------       ---------------
Financing activities:
  Proceeds from issuance of equipment obligations                                            3,489,505             5,847,071
  Repayments of equipment obligations                                                       (7,687,546)           (9,161,335)
  Proceeds from notes payable to Parent Company                                              1,000,000             2,300,000
                                                                                       ---------------       ---------------
    Net cash used by financing activities                                                   (3,198,041)           (1,014,264)
                                                                                       ---------------       ---------------
    Net increase (decrease) in cash                                                             16,768               (14,896)
Cash at beginning of year                                                                       75,008                89,904
                                                                                       ---------------       ---------------
Cash at end of year                                                                         $   91,776                75,008
                                                                                       ===============       ===============
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                                                                                $1,424,888             1,973,855
                                                                                       ===============       ===============
    Income taxes                                                                            $  307,337               561,270
                                                                                       ===============       ===============


               See accompanying notes to financial statements.

                             CANYON CAPITAL, INC.

                        NOTES TO FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Organization
    Canyon Capital, Inc. (the "Company") is a wholly-owned subsidiary of KOA Holdings Inc. (the "Parent Company") and is in the business of providing equipment financing to small businesses under direct financing leases. A portion of the Company's business (approximately 10% in 1992 and 8% in 1991) is leasing printing equipment to franchisees of Sir Speedy, Inc., also a wholly-owned subsidiary of the Parent Company.

Investment in Leases
    In accounting for direct financing leases, no income is recorded initially. The finance charges are deferred and subsequently amortized to income over the respective lease terms to produce a level rate of return on the unrecovered investments.

    Residual values are unguaranteed and represent amounts estimated to be recoverable on disposition of the equipment at the end of the lease terms. The Company periodically reviews the residual value estimates to ascertain if any impairment to the carrying value has occurred. Writedowns to the carrying values are recorded when identified. Gains are recorded only when realized. Terms of leases vary from two to five years; the majority are written for five years.

Deferred Lease Origination Fees and Costs
    All fees and direct costs associated with the origination of leases are deferred and amortized to operations over the respective lease terms using the interest method. The amortization of fees is recorded as an adjustment to yield while the amortization of direct costs is recorded as an operating expense.

Allowance for Possible Credit Losses
    The provision for possible credit losses is charged to operating expense based on management's evaluation of the lease portfolio, including residual values. It is management's policy to maintain the allowance for possible credit losses at an adequate level to absorb losses that may occur in the lease portfolio.

Equipment Held for Lease
    Equipment held for lease consists of new and used equipment and is carried at the lower of cost or market on a specific identification basis.

Furniture and Equipment
    Furniture and equipment are stated at cost less accumulated depreciation, which is charged to expense on a straight-line basis over the estimated useful lives of the related assets, principally five years.

Income Taxes
    The Company files a consolidated Federal tax return with the Parent Company. Tax expense is determined on a separate return basis.

    Deferred income taxes are provided for temporary differences arising from the classification of leases as operating leases for tax purposes and capital leases for financial reporting purposes in accordance with the provisions of Statement of Financial Accounting Standards No. 96, "Accounting for Income Taxes" ("FASB 96"). The Financial Accounting Standards Board has issued Statement 109, "Accounting for Income Taxes" ("FASB 109") which will supersede FASB 96. FASB 109 must be adopted in the first quarter of fiscal 1993 and may be adopted either prospectively or retroactively. The Company believes that the implementation of FASB 109 will not have a material impact on its financial statements.

(2) INVESTMENT IN LEASES

    The gross maturities of lease receivables at December 31, 1992 are as follows:
                                    Year Ended
                                   December 31,
                                ------------------
                                       1993                  $ 9,851,280
                                       1994                    7,420,065
                                       1995                    4,386,768
                                       1996                    1,927,787
                                       1997                      902,698
                                                         ---------------
                                                             $24,488,598
                                                         ---------------
                                                         ---------------

    Lease receivables totaling $14,506,096 and the underlying leased equipment are pledged under equipment obligations (Note 5)

    The credit risk associated with the Company's lease receivables arises in the normal course of business throughout the United States, with some geographic concentration. Geographic concentrations (based on gross lease receivables) exist in California (68%) and Arizona (6%). The Company has identified the following significant concentration by industry type (based on gross lease receivables) of 23% for the printing industry.

(3) TRANSACTIONS WITH PARENT COMPANY AND AFFILIATES

    The notes payable to Parent Company totaling $4,300,000 and $3,300,000 at December 31, 1992 and 1991, respectively, are subordinated to the Company's equipment obligations. Interest is payable monthly at the prime lending rate plus 1% and totaled $254,186 in 1992 and $104,142 in 1991. The prime lending rate as of December 31, 1992 was 6%.

    The Company purchases equipment from Sir Speedy, Inc. for lease to Sir Speedy franchised printing centers; such purchases totaled approximately $225,000 in 1992 and $350,000 in 1991. Included in gross lease receivables at December 31, 1992 were three leases to affiliates totaling approximately $17,000.

(4) FURNITURE AND EQUIPMENT

    Furniture and equipment are stated at cost less accumulated depreciation as follows:
                                                      1992       1991
                                                    --------    -------
      Furniture and equipment                       $110,959    106,843
      Accumulated depreciation                       (90,193)   (78,393)
                                                    --------    -------
                                                    $ 20,766     28,450
                                                    --------    -------
                                                    --------    -------

(5) EQUIPMENT OBLIGATIONS

    Equipment obligations consist of debt incurred in acquiring equipment for lease and are secured by the related lease receivables and underlying equipment. Interest rates on these obligations range from 7.5% to 11.25%. Interest expense averaged 10.6% in 1992 and 11.9% in 1991. Maturities of equipment obligations as of December 31, 1992 are as follows:
                                    Year Ended
                                   December 31,
                                ------------------
                                       1993                   $3,543,212
                                       1994                    2,448,991
                                       1995                    1,532,768
                                       1996                      724,670
                                       1997                      223,773
                                                          --------------
                                                              $8,473,414
                                                          --------------
                                                          --------------

(6) LEASE INCOME

    Lease income is summarized as follows:

                                                                                     1992                1991
                                                                                --------------       ------------
           Deferred lease income recognized using the
             interest method                                                        $4,274,807          4,578,232
           Gain on residual values                                                     238,450            208,782
           Other                                                                            --              2,700
                                                                                --------------       ------------
                                                                                    $4,513,257          4,789,714
                                                                                ==============       ============


(7) INCOME TAXES

    Income tax expense (benefit) consists of:

                                                                        Federal            State           Total
                                                                      ------------       ---------       ----------
           1992:
                        Current                                           $264,000          80,000          344,000
                        Deferred                                             6,000           1,000            7,000
                                                                      ------------       ---------       ----------
                                                                          $270,000          81,000          351,000
                                                                      ============       =========       ==========
           1991:
                        Current                                           $296,000          75,000          371,000
                        Deferred                                           (18,000)         (2,000)         (20,000)
                                                                      ------------       ---------       ----------
                                                                          $278,000          73,000          351,000
                                                                      ============       =========       ==========

    Actual income tax expense differs from the amount computed by applying the statutory Federal income tax rate of 34% to earnings before income tax expense as follows:

                                                                            1992                        1991
                                                                   ----------------------       --------------------
                                                                      Amount         %            Amount        %
                                                                   ------------    ------       ----------    ------
           Tax at statutory rate                                       $248,000      34.0          251,000      34.0
           State income taxes, net of Federal
             income tax benefit                                          53,000       7.3           48,000       6.5
           Other                                                         50,000       6.9           52,000       7.0
                                                                   ------------    ------       ----------    ------
                                                                       $351,000      48.2          351,000      47.5
                                                                   ============    ======       ==========    ======


    Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the $972,000 deferred tax liability at December 31, 1992 relate to differences arising from the classification of leases as operating leases for tax purposes and capital leases for financial reporting purposes.

(8) COMMITMENTS

    The Company has a two-year operating lease commitment for rental of its office space requiring rental payments totaling $42,000 per year in 1993 and 1994.

    Rental expense totaled $44,148 and $37,423 in 1992 and 1991, respectively.

                   HORRIGAN AMERICAN, INC. AND SUBSIDIARIES

                       UNAUDITED PRO FORMA CONSOLIDATED

                      CONDENSED STATEMENT OF OPERATIONS

    The attached pro forma financial information gives effect to the acquisition of Canyon Capital, Inc. ("Canyon") by the Company. The pro forma consolidated condensed statements of operations for the year ended December 31, 1992 reflects the operations of the combined entities as though the acquisition has been made at the beginning of 1992. It should be read in conjunction with the historical consolidated financial statements and notes thereto of the Company and Canyon as of and for the year ended December 31, 1992.

    The pro forma financial information does not purport to be indicative of the actual results of operations that would have occurred if the acquisition had been consummated on the date indicated or that may be obtained in the future. Adjustments in anticipation of cost savings through consolidation of the Company and Canyon are not included.

    The pro forma adjustments reflected in the pro forma statements of operations include adjustments to amortize the discount on the acquired net investment in finance receivables; to record the interest incurred on funds borrowed to fund the purchase and to refinance all outstanding debt of Canyon, and to remove Canyon's historical interest expenses; and to apply the Company's estimated incremental income tax rate. The pro forma statement of operations does not reflect a five-year covenant not to compete entered into as part of the acquisition, or the amortization thereof, because the amount is contingent upon future recoveries of previously charged off accounts. The amount, if any, will be amortized, beginning in the period in which the amount is determined, using the straight line method over the remainder of the five year term.

                   HORRIGAN AMERICAN, INC. AND SUBSIDIARIES

                  UNAUDITED PRO FORMA CONSOLIDATED CONDENSED

                           STATEMENT OF OPERATIONS

                         YEAR ENDED DECEMBER 31, 1992

                   ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  HORRIGAN        CANYON         PRO FORMA
                                                                 HISTORICAL     HISTORICAL      ADJUSTMENTS       PRO FORMA
                                                                ------------    -----------    --------------    ------------
Finance Revenues:
  Commercial leasing and financing
    revenues................................................
                                                                     $18,869        4,524           118 (a)            23,511
  Interest expense..........................................           8,444        1,430          (541)(b)             9,333
                                                                      ------      -------        ------                 -----
      Finance revenue margin................................          10,425        3,094           659                14,178
  Provision for possible lease and loan losses..............           2,190        1,179             0                 3,369
                                                                      ------      -------        ------                 -----
      Finance revenues after provision for possible lease
        and loan losses.....................................
                                                                       8,235        1,915           659                10,809
                                                                      ------      -------        ------                 -----
Net operating lease revenues................................           1,956            0             0                 1,956
Total other operating revenues..............................          (1,708)         109             0                (1,599)
Operating expenses:
  Salaries and employees benefits...........................          (4,646)        (588)            0                (3,234)
  Other expenses............................................          (4,337)        (708)            0                (5,045)
                                                                      ------      -------        ------                 -----
Earnings (loss) before income taxes and minority interest...
                                                                        (500)         728           659                   887
  Provision for income taxes................................             144          351           250 (c)               745
                                                                      ------      -------        ------                 -----
Earnings (loss) before minority interest....................
                                                                        (644)         377           409                   142
  Minority interest loss....................................             231            0             0                   231
                                                                      ------      -------        ------                 -----
Net earnings (loss).........................................            (413)         377           409                   373
                                                                      ======      =======        ======                 =====
Net earnings (loss) per common share........................            0.13                                             0.11
                                                                      ======                                            =====
Weighted number of shares outstanding.......................       3,310,584                                        3,310,584
                                                                ============                                     ============

- ---------
(a) The finance receivables acquired were valued at their estimated fair values as of May 31, 1993. The resulting discount is being amortized into finance revenue over the remaining life of the portfolio to produce a constant yield to maturity.
(b) The debt to fund the purchase of the capital stock of Canyon and to pay-off all of the outstanding debt as of June 1, 1993 has been borrowed under existing Company credit lines at a blended rate of 5.07%. Canyon's historical interest expense has been removed and replaced with estimated interest expense under the new funding terms using average balances outstanding for the period.
(c) The pro forma adjustment to the provision for income taxes is calculated using an estimated incremental income tax rate of 38%.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

MANAGEMENT

    The names and positions of the executive officers and directors of Horrigan American, Inc. (including certain executive officers of certain of its subsidiaries) are shown below. Also shown is the year in which each was first elected as an officer or director of Horrigan American, Inc. (or of its predecessor, Horrigan Companies, Inc.) or of the relevant subsidiary.

    All of the officers except Richard W. Horrigan devote substantially all of their time to the activities of the Company.

                                                    YEAR OF
NAME                                                 BIRTH                              POSITION
- ----                                                --------    ---------------------------------------------------------
John F. Horrigan, Jr............................      1928      Chairman of the Board of Directors and Assistant
                                                                Secretary (1952)
Richard W. Horrigan*............................      1928      Vice Chairman of the Board of Directors and Treasurer
                                                                (1952)
Arthur A. Haberberger...........................      1937      President, Chief Executive Officer, Assistant Secretary
                                                                and Director (1963)
W. Michael Horrigan.............................      1947      Senior Vice President, Assistant Secretary and Director
                                                                (1976)
Sidney D. Kline, Jr.............................      1932      Director (1979)
John A. Mullineaux, Jr.*........................      1950      Director (1983)
Elizabeth Horrigan Rathz*.......................      1959      Director (1987)
Althea L. A. Skeels*............................      1951      Director (1990)
Richard W. Horrigan, Jr.*.......................      1957      Director (1992)
Joanne Haberberger..............................      1944      Senior Vice President, Chief Human Resources Officer and
                                                                Secretary (1981)
John F. Horrigan, III...........................      1960      Vice President, Funds Management (1993)
Robert Ordway...................................      1945      Senior Vice President and Chief Financial Officer (1978)
Vincent A. Faino................................      1952      Senior Vice President of AEL Leasing Co., Inc. (1991)
Mark E. Guida...................................      1958      President of The Business Outlet, Inc. (1992)

- ---------
* Audit Committee member

    Each director serves until the next annual meeting of shareholders and until his successor is duly elected and qualified. All officers are elected to annual terms and serve at the pleasure of the Board of Directors.

    JOHN F. HORRIGAN, JR., is Chairman of the Board of Directors and Assistant Secretary of the Company, and a director and an executive officer of each of its operating subsidiaries. He has been employed by the Company since 1953. Mr. Horrigan is a member of the Banking-Securities
Liaison and Governmental Affairs Committees of the Pennsylvania Financial Services Association, Harrisburg, Pennsylvania.

    RICHARD W. HORRIGAN is Vice Chairman of the Board of Directors and Treasurer of the Company and of its leasing and commercial financing subsidiaries. Mr. Horrigan is associated with the Company part time; his principal occupation is President of Dick Horrigan Volkswagen, Inc. and

President of Dick Horrigan, Inc., both of Reading, Pennsylvania. Mr. Horrigan is a member of the Berks County Regional Advisory Committee of Meridian Bancorp, Inc., Reading, Pennsylvania; and Past Chairman of the Board and member of the Executive Committee of the American Imported Automobile Dealers Association, Washington, D.C.

    ARTHUR A. HABERBERGER is President, Chief Executive Officer, Assistant Secretary, and a director of the Company and of its leasing and commercial financing subsidiaries; and a director and an executive officer of each of its other operating subsidiaries. He has been employed by the Company since 1963. Mr. Haberberger is a member of the Industry Future Council of the Equipment Leasing Association of America, Arlington, Virginia. Mr. Haberberger is also a director of Sovereign Bancorp, Inc. (and a director of its subsidiary, Sovereign Bank, F.S.B.), Wyomissing, Pennsylvania.

    W. MICHAEL HORRIGAN is Senior Vice President, Assistant Secretary, and a director of the Company, and a director and Executive Vice President of its leasing and commercial financing subsidiaries and a director of its furniture and equipment sales subsidiary. He has been employed by the Company since 1971.

    SIDNEY D. KLINE, JR., is a director of the Company and of its leasing and commercial financing subsidiaries. He is a principal in the law firm of Stevens & Lee, Reading, Pennsylvania. Mr. Kline is also a director of Meridian Bancorp, Inc., and two of its subsidiaries (Meridian Bank and Meridian Asset Management, Inc.), The Bachman Company, and Reading Eagle Company.

    JOHN A. MULLINEAUX, JR., is a director of the Company and of its leasing and commercial financing subsidiaries. Since February 1993, Mr. Mullineaux has been President of Fenner Manheim, Manheim, Pennsylvania, a division of Fenner, Inc. From September 1990 until February 1993, he was Vice President and General Manager of Fenner Manheim, and from October 1984 until September 1990, he was Vice President, Finance, of Fenner Manheim. He is also a director of Fenner, Inc. Mr. Mullineaux is a certified public accountant.

    ELIZABETH HORRIGAN RATHZ is a director of the Company and of its leasing and commercial financing subsidiaries. Ms. Rathz has been employed as an investment banking consultant with CoreStates Financial Corp., Philadelphia, Pennsylvania, since 1993. From 1986 to 1993, she was employed with CoreStates in the Investment Banking Division, where she held the position of Assistant Vice President from 1987 to 1988 and Vice President from 1988 to 1993.

    ALTHEA L. A. SKEELS is a director of the Company and of its leasing and commercial financing subsidiaries. Since March 1990, she has been Executive Vice President of Rittenhouse Financial Services, Inc., a registered investment advisory firm headquartered in Radnor, Pennsylvania. From 1975 to March 1990, Ms. Skeels was employed by Deloitte & Touche and its predecessor firm, Touche Ross & Co., and was a partner in the firm since 1987. Ms. Skeels is a certified public accountant.

    RICHARD W. HORRIGAN, JR., is a director of the Company and of its leasing and commercial financing subsidiaries. Since 1989, he has been Vice President of Customer Service and Finance with Wilkerson Corporation in Englewood, Colorado. From 1986 to 1989, Mr. Horrigan was employed with Whirlpool Kitchens, Denver, Colorado, serving last as Vice President of Finance. He currently serves as a director of the Continuing Professional Education Board for the Colorado Society of Certified Public Accountants, and as a director and treasurer of the Financial Executive Institute, Rocky Mountain Chapter. Mr. Horrigan is a certified public accountant.

    JOANNE HABERBERGER is Senior Vice President, Chief Human Resources Officer, and Secretary of the Company, Vice President and Secretary of its leasing and commercial financing subsidiaries, and Secretary of its furniture and equipment sales subsidiary. She has been employed by the Company since 1980. Ms. Haberberger is also a director of Inroads, a non-profit employee assistance program, and of the Reading Area Trainers Organization Chapter of the American Society for Training and Development.

    JOHN F. HORRIGAN, III, is Vice President, Funds Management, of the Company and of its leasing and commercial financing subsidiaries. He is also President of the Company's real estate investment and development subsidiary, and President of the Company's securities subsidiary. He has been employed by the Company since 1987. From 1985 to 1987, he was employed with the law firm of Schiff, Hardin, and Waite, Chicago, Illinois, as an associate. He is a member of the Illinois Bar Association.

    ROBERT ORDWAY is Senior Vice President and Chief Financial Officer of the Company and of its leasing and commercial financing subsidiaries, and a director and officer of its investment subsidiary. He has been employed by the Company since 1977. Mr. Ordway is a certified public accountant.

    VINCENT A. FAINO is Senior Vice President of the Company's leasing and commercial financing subsidiaries, and President of the leasing subsidiary's legal market division. He has been employed by the Company since 1982. Mr. Faino is a member of the Equipment Leasing Association Lease Management Institute.

    MARK E. GUIDA is President, Chief Operating Officer, Treasurer, Assistant Secretary, and a director of the Company's furniture and equipment sales subsidiary. He has been employed by the Company since 1978. Mr. Guida is a member of the Berks County Chamber of Commerce Small Business Committee, Venture Capital Committee, and International Business Committee.

    John F. Horrigan, Jr., Richard W. Horrigan and W. Michael Horrigan are brothers. Elizabeth Horrigan Rathz and John F. Horrigan, III, are children of John F. Horrigan, Jr., and Richard W. Horrigan, Jr. is the son of Richard W. Horrigan. Mr. and Mrs. Haberberger are spouses.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

    The following table sets forth the cash compensation from the Company and its subsidiaries of the following executive officers of the Company.

                                              ------------------------------------------------------------------------------
                                                                                       LONG-TERM            ALL OTHER
                                                      ANNUAL COMPENSATION             COMPENSATION         COMPENSATION
- ----------------------------------------------------------------------------------------------------------------------------
                                                                                           STOCK
             NAME AND                                SALARY             BONUS             OPTIONS              (NOTE A)
        PRINCIPAL POSITION             YEAR            ($)               ($)                (#)                  ($)
- ------------------------------------------------------------------------------------------------------------------------------
  John F. Horrigan, Jr.                1993         $119,100           $53,506               --                $21,843
  Chief Executive Officer              1992         $112,503           $49,906               --                $ 9,259
                                       1991         $111,504           $19,366             5,135               $ 9,018

- ------------------------------------------------------------------------------------------------------------------------------
  Arthur A. Haberberger                1993         $110,077           $66,120               --                $23,972
  Chief Operating Officer              1992         $103,962           $47,189               --                $ 9,461
                                       1991         $102,000           $19,267             5,135               $ 9,474

- ------------------------------------------------------------------------------------------------------------------------------
  W. Michael Horrigan                  1993         $ 86,321           $22,462               --                $14,275
  Senior Vice President                1992         $ 84,500           $23,123               --                $ 5,548
                                       1991         $ 89,872           $ 8,847             2,800               $ 5,919

- ------------------------------------------------------------------------------------------------------------------------------
  Vincent A. Faino                     1993         $105,810           $ 2,465               --                $11,232
  Senior Vice President                1992         $101,583           $12,308               --                $11,339
                                       1991         $ 81,881           $   135             2,800               $ 8,314

- ------------------------------------------------------------------------------------------------------------------------------
  John F. Horrigan, III                1993         $ 85,000           $17,990               --                $11,024
  Vice President                       1992         $ 70,000           $19,515               --                $ 8,319
                                       1991         $ 66,000           $ 7,018             2,800               $ 7,453

- ------------------------------------------------------------------------------

NOTE A: All other compensation for the year ended December 31, 1993 includes the following: for J. F. Horrigan, Jr. -- split dollar insurance ($1,392), group life insurance over $50,000 ($1,197), profit sharing plan contribution ($14,254) and director fees ($5,000); for A. A. Haberberger -- deferred compensation plan ($3,260), group life insurance over $50,000 ($900), profit sharing contribution ($14,812) and director fees ($5,000); for W. M. Horrigan
- -- group life insurance over $50,000 ($145), profit sharing contribution ($9,130) and director fees ($5,000); for V. A. Faino -- group life insurance over $50,000 ($10) and profit sharing and ESOP plan contribution ($11,222); and for J. F. Horrigan, III -- group life insurance over $50,000 ($5) and profit sharing and ESOP plan contribution ($11,019).

    The Company is party to employment agreements with each of the named officers. Under these agreements the Company is to pay for 1994 a minimum of $120,000 to John F. Horrigan, Jr., $125,000 to Mr. Haberberger, $87,200 to W. Michael Horrigan, $100,000 to Mr. Faino and $86,800 to John F. Horrigan, III. The agreements provide these officers with such benefits as life and health insurance, seniority bonuses, salary continuation to dependents in the event of death, and participation in the Company's 401(k) Plan. They also provide for the Company to pay an officer who is discharged without cause up to one year's compensation based on his pre-termination salary and incentive bonuses. At present, such payments would amount to approximately $169,726 to John F. Horrigan, Jr., $166,676 to Mr. Haberberger and $104,943 to W. Michael Horrigan.

    Each director receives a fee of $1,000 for each meeting attended. Successive meetings of directors of the Company and its subsidiaries held on the same day are treated as a single meeting for this purpose. Each member of the Audit Committee receives $150 for each meeting attended. Directors receive in addition an annual retainer of $1,500 for service on all Boards of Directors of which they are members.

STOCK OPTIONS

    The following table sets forth certain information regarding options exercised during 1993 by the named executive officers of the Company and the unexercised options for these individuals as of December 31, 1993.

    AGGREGATED OPTION EXERCISES IN 1993 AND DECEMBER 31, 1993 OPTION VALUE
- ------------------------------------------------------------------------------
                                                                                             NUMBER OF           VALUE OF
                                                                                            UNEXERCISED        UNEXERCISED
                                                         SHARES                              OPTIONS AT        IN-THE-MONEY
                                                        ACQUIRED            VALUE             12/31/93          OPTIONS AT
                                                      ON EXERCISE          REALIZED           (NOTE A)           12/31/93
         NAME                                             (#)                ($)                (#)                ($)
- -------------------------------------------------------------------------------------------------------------------------------
  John F. Horrigan, Jr...........................          --                  --              10,035             $2,413
  Arthur A. Haberberger..........................        2,000              $1,454             10,035             $2,413
  W. Michael Horrigan............................          --                  --               6,600             $1,316
  Vincent A. Faino...............................        1,200              $  872              5,700             $1,316
  John F. Horrigan, III..........................          --                  --               6,600             $1,316
- -------------------------------------------------------------------------------------------------------------------------------

NOTE A: All options are exercisable as of December 31, 1993.

LONG-TERM INCENTIVE PLANS

    The following table sets forth certain information regarding the number of units awarded to each of the named executive officers of the Company in 1993 under the Company's Phantom Stock Plan.

                 LONG-TERM INCENTIVE PLANS -- AWARDS IN 1993
- ------------------------------------------------------------------------------
                                                                        NUMBER OF          PERFORMANCE OR PERIOD UNTIL
                                                                      SHARES, UNITS            MATURATION OR PAYOUT
         NAME                                                        OR OTHER RIGHTS               (SEE BELOW)
- ---------------------------------------------------------------------------------------------------------------------------
  John F. Horrigan, Jr..........................................         10,000                     Retirement
  Arthur A. Haberberger.........................................         10,000                     Retirement
  W. Michael Horrigan...........................................          5,000                     Retirement
  Vincent A. Faino..............................................          5,000                     Retirement
  John F. Horrigan, III.........................................          5,000                     Retirement
- ---------------------------------------------------------------------------------------------------------------------------

    The Phantom Stock Plan authorizes awards in the form of "phantom stock units," each of which entitles the recipient to a future payment based on a hypothetical investment in a share of Common Stock. The Plan is administered by an administrative committee consisting of three directors of the Company, none of whom is eligible to participate in the Plan. Participation in the Plan is restricted to key officers of the Company and its principal subsidiaries, as determined by the administrative committee.

    A phantom stock unit does not represent or entitle the recipient to any equity securities of the Company, but instead involves the creation of an unfunded account for the recipient, the value of which is measured by reference to the value of the Company's common stock. Units vest in stages between the fifth and tenth anniversaries of an officer's becoming a participant in the Plan. Vesting is accelerated upon the participant's normal retirement, death or disability. All units are forfeited (even if previously vested) if a participant resigns or is dismissed for cause. The value of a participant's account is determined at the time of his or her retirement, death or disability, or at the time the participant is discharged by the Company without cause, to be equal to (1) the excess of the per-share fair market value of the Company's common stock at that time over the per-share fair market value at the respective dates of awards of units, times the number of units credited to the account at the time of determination, plus (2) the per-share amount by which common stock dividends paid in any year after an award of units exceeds 20% of the consolidated net earnings per share of the Company for the immediately preceding fiscal year, times the number of units credited to the account at the relevant dividend payment dates.

    Payment at the value of a participant's account is made beginning at the time of the participant's normal retirement, death or disability, or at the time a participant who is discharged without cause with vested units in his or her account reaches age 62. The Company may elect to pay the account value in a lump sum or in installments (with interest) over ten years.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Company's Board of Directors has no compensation committee or other committee performing similar functions. In their capacities as directors, John
F. Horrigan, Jr., Richard W. Horrigan, Arthur A. Haberberger and W. Michael Horrigan participated in deliberations of the Company's Board of Directors concerning executive officer compensation in 1993.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table contains the indicated information as of February 15, 1994, concerning the ownership of the Company's common stock (the only class of voting securities), by the Company's directors and executive officers and by all persons who to the Company's knowledge own
                                      54
beneficially more than 5% of the Company's common stock. Except as otherwise indicated, such ownership consists of sole voting and investment power. Some or all of these persons may be deemed to be "parents" of the Company.

                                                                             NUMBER OF            RIGHTS TO         PERCENT
                                                                           SHARES OWNED            ACQUIRE         OF CLASS
                                                                        -------------------       ----------       ---------
John F. Horrigan, Jr................................................         313,917(1)               10,035           10.4
6 Commerce Drive
Shillington, PA

Richard W. Horrigan.................................................         286,608(2)                 --              9.2
3817 Reiff Place
Reiffton, PA

W. Michael Horrigan.................................................         224,004                   6,600            7.4
6 Commerce Drive
Shillington, PA

                                                                             NUMBER OF            RIGHTS TO         PERCENT
                                                                           SHARES OWNED            ACQUIRE         OF CLASS
                                                                        -------------------       ----------       ---------
Arthur A. Haberberger...............................................         317,872(3)               10,035           10.5
6 Commerce Drive
Shillington, PA

Sidney D. Kline, Jr.................................................           6,168                    --              0.2
21 Merrymount Road
Wyomissing, PA

John A. Mullineaux, Jr..............................................           7,855                    --              0.2
141 West Sunhill Road
Manheim, PA

Elizabeth Horrigan Rathz............................................         132,681(4)                 --              4.3
2611 Fountain Hill Drive
Wexford, PA

Richard W. Horrigan, Jr.............................................          62,064(5)                 --              2.0
9729 E. Ida Circle
Greenwood Village, CO

Althea L. A. Skeels.................................................           1,537                    --             0.05
Two Radnor Corporate Center
100 Matson Ford Road
Radnor, PA

John F. Horrigan, III...............................................         325,484(6)(7)             6,600           10.6
6 Commerce Drive
Shillington, PA

Mary Jo Dever.......................................................         314,144(7)(8)              --             10.1
12 High Street
Mt. Penn, Reading, PA

All directors and executive officers (14 persons)...................       1,698,263                  58,370           55.4

- ---------
(1) Includes 1,760 shares owned jointly by Mr. J. F. Horrigan, Jr., and his wife.

(2) Includes 1,800 shares owned jointly by Mr. R. W. Horrigan and his wife.

(3) Includes 40,490 shares held by Mr. Haberberger as trustee under trusts established by Mr. W. Michael Horrigan for his children and not reflected opposite Mr. Horrigan's name in the table.

(4) Includes 16,150 shares held by Ms. Rathz and her husband as custodians for their children.

(5) Includes 1,075 shares held by Mr. Richard W. Horrigan, Jr. and his wife as custodians for their child.

(6) Includes 25,953 shares held by Mr. John F. Horrigan, III and his wife as custodians for their children.

(7) Includes 200,000 shares held by the Horrigan Family Trust (established by
    J. F. Horrigan, Jr.), of which Mr. John F. Horrigan, III and Ms. Mary Jo Dever are co-trustees.

(8) Includes 19,653 shares held by Ms. Dever and her husband as custodians for their child.

    All of the Company's outstanding preferred stock (1,952 shares) is owned by the estate of John F. Horrigan, Sr., of which Messrs. J. F. Horrigan, Jr. and R. W. Horrigan are co-executors.

    Solely for the purpose of presenting information on the cover of this report concerning the market value of voting stock held by non-affiliates, the Company has excluded shares owned or controlled by its directors or executive officers.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Company and all the individual common stockholders are parties to an agreement restricting the right of the individual stockholders to dispose of their stock in the Company and (with certain exceptions for transfers to family members and to other stockholders) giving the Company or the other individual parties to the agreement, in the event of a voluntary sale by one of the individuals, the right but not the obligation to purchase the shares of common stock offered for sale by the individual. The agreement currently provides that the purchase price in such event will be determined consistently with the method employed by the outside appraiser to determine the value per share under the Company's Employee Stock Ownership Plan (the "ESOP"). Because the ESOP was terminated in 1993, the Company intends to implement an alternative method of valuing the stock for purposes of the stockholders' agreement; in the interim, the Company will continue to use the value determined by an outside appraisal as of November, 1993, in connection with the termination of the ESOP. In the event the Company and the other individual stockholders decline to purchase all the common stock, the other individual common stockholders retain the right to purchase the common stock at a price offered by the third party.

    The Company is party to an agreement with Mr. Arthur A. Haberberger under which the Company is obligated upon Mr. Haberberger's death, at the option of his estate, to purchase any or all shares of the Company owned by Mr. Haberberger at his death. The purchase price will be determined consistently with the method used under the stockholders' agreement described in the preceding paragraph. For purposes of funding its obligation under this agreement the Company maintains insurance in the amount of $3,000,000 on Mr. Haberberger's life. If the insurance proceeds are insufficient, the balance of the purchase price is payable, with interest, over a period of not more than ten years. If Mr. Haberberger's estate elects to require the Company to purchase no shares, or shares with a purchase price of less than $3,000,000, then his children and a trust established by him can require the Company to purchase shares held by them, so long as the total purchase price for their shares and any shares purchased from Mr. Haberberger's estate does not exceed $3,000,000.

    The Company is party to agreements with John F. Horrigan, Jr., Richard W.
Horrigan                                                                   and
W. Michael Horrigan under which the Company is obligated upon death, at the option of the decedant's estate, to purchase up to a specific amount of shares of the Company then owned by the decedant. The purchase price will be determined consistently with the method used under the stockholders' agreement described above. The maximum number of shares to be purchased is that number of shares for which the aggregate purchase price does not exceed the proceeds received by the Company from life insurance policies maintained by the Company in the amounts of $750,000 on Mr. J. F. Horrigan, Jr.; $500,000 on Mr. R. W. Horrigan, and $1,000,000 on Mr. W. M. Horrigan.

    J. F. Horrigan, Jr. and ten investment partnerships consisting of various combinations of J. F. Horrigan, Jr., A. A. Haberberger, Elizabeth Horrigan Rathz, Sidney D. Kline, Jr., John A. Mullineaux, Jr., and various members of their families have invested as limited partners in eleven real estate partnerships sponsored by American Real Estate Investment and Development Co. ("American Real Estate"), a wholly-owned subsidiary of the Company (see "Business -- Real Estate"). American Real Estate is a general partner in each of the real estate partnerships and is also a limited partner in four of them. The Company is a general partner (in addition to American Real Estate) in one of the partnerships. Unaffiliated persons are limited partners in nine of the real estate partnerships. In each case, the investment partnership acquired its interest in the real estate partnership on terms not more favorable than those offered to American Real Estate and the Company and to unaffiliated persons. The Company leases its Corporate Office (which also contains various leasing departments) from one of the real estate partnerships for an annual rental of $343,000. The Company has loaned $1,753,000 to five of the real estate partnerships and has guaranteed $1,651,000 of indebtedness of two of the real estate partnerships. Mr. and Mrs.
Haberberger are limited partners in a partnership to which the Company has finance receivables of $175,000 outstanding as of December 31, 1993.

    Stevens & Lee, of which Sidney D. Kline, Jr. is a principal, has from time to time performed legal services for the Company and may perform services for the Company in 1994.

                                   PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


    (a) The following documents are filed (or incorporated by reference, as indicated) as part of this report:

    1. Financial statements: Horrigan American, Inc. and subsidiaries:

     -- consolidated balance sheets as of December 31, 1993 and 1992;

     -- consolidated statements of earnings for the years ended December 31, 1993, 1992 and 1991;

     -- consolidated statements of changes in stockholders' equity for the years ended December 31, 1993, 1992, and 1991;

     -- consolidated statements of cash flows for the years ended December 31, 1993, 1992 and 1991;

     -- notes to consolidated financial statements.

    2. Financial statement schedules: None.

    3. Exhibits. The following exhibits are filed herewith or incorporated by reference, as indicated. Exhibits 10.1 through 10.8, 10.13, 10.14 and 10.16 are compensatory contracts, plans or arrangements in which certain members of registrant's management participate.

    Certain exhibits are incorporated by reference to registrant's registration statement on Form S-2, No. 33-59620, filed March 16, 1993 (the "1993 Registration Statement"); to registrant's current report on form 8-K, filed June 16, 1993 (the "1993 8-K"); to registrant's annual report on Form 10-K for the year ended December 31, 1992 (the "1992 10-K); to registrant's registration statement on Form S-2, No. 33-46346, filed March 12, 1992 (the "1992 Registration Statement"); to registrant's current report on Form 8-K, filed February 18, 1992 (the "1992 8-K"); to registrant's annual report on Form 10-K for the year ended December 31, 1991 (the "1991 10-K"); to registrant's registration statement on Form S-2, No. 33-39469, filed March 15, 1991 (the "1991 Registration Statement"); to registrant's annual report on
Form    10-K   for   the   year   ended   December   31,   1990   (the   "1990
10-K"); to registrant's registration statement on Form S-2, No. 33-33771, filed March 7, 1990 (the "1990 Registration Statement"), to registrant's annual report on Form 10-K for the year ended December 31, 1989 (the "1989 10-K"); to registrant's registration statement on Form S-2, No. 33-28009, filed April 7, 1989 (the "1989 Registration Statement"); to registrant's registration statement on Form S-2, No. 33-20953, filed March 30, 1988 (the "1988 Registration Statement"); to registrant's Annual Report on Form 10-K for the year ended December 31, 1987 (the "1987 Form 10-K"); to registrant's registration statement on Form S-2, No. 33-12869, filed March 24, 1987 (the "1987 Registration Statement"); to registrant's registration statement on Form S-2, No. 33-4051, filed March 17, 1986 (the "1986 Registration Statement"); to registrant's Annual Report on Form 10-K for the year ended December 31, 1985 (the "1985 Form 10-K"); to registrant's registration statement on Form S-1, No. 2-96525, filed March 19, 1985 (the "1985 Registration Statement"); to registrant's Registration Statement on Form S-1, No. 2-90161, filed March 26, 1984 (the "1984 Registration Statement"); to registrant's registration statement on Form S-1, No. 2-82551, filed March 21, 1983 (the "1983 Registration Statement") or Amendment No. 1 thereto, filed April 28, 1983 (the "1983 Amendment"); to Amendment No. 1 to the registration statement on Form S-1, No. 2-76479, of registrant's predecessor, Horrigan Companies, Inc. ("HCI"), filed April 14, 1982 (the "1982 Amendment"); to Amendment No. 1, filed April 24, 1981, to HCI's registration statement on Form S-1, No. 2-71420, (the "1981 Amendment"); or to Amendment No. 1 to HCI's registration statement on Form S-1, No. 2-58452, filed July 1, 1977 (the "1977 Amendment").

 EXHIBIT                               EXHIBIT                                      INCORPORATION BY REFERENCE
   NO.                               DESCRIPTION                                          (IF APPLICABLE)
- ---------        ---------------------------------------------------    ---------------------------------------------------
   2.1           Asset Purchase Agreement dated January 31, 1992,       Exhibit 1 to the 1992 8-K is incorporated by
                 among Reli Financial Corp., American Commercial        reference
                 Credit Corp., and AEL Leasing Co., Inc. (Schedules,
                 described in the agreement, are omitted but will be
                 furnished supplementally to the Commission upon
                 request.)

   2.2           Non-Competition Agreement dated January 31, 1992,      Exhibit 2 to the 1992 8-K is incorporated by
                 among General Electric Capital Corporation,            reference
                 LeaseAmerica Corporation, Reli Financial Corp., AEL
                 Leasing Co., Inc., and American Commercial Credit
                 Corp.

   2.3           Agreement for Purchase and Sale of Stock dated June    Exhibit 1 to the 1993 8-K is incorporated by
                 1, 1993, between KOA Holdings, Inc. and American       reference
                 Commercial Credit Corp. (Schedules and exhibits,
                 described in the agreement, are omitted but will be
                 furnished supplementally to the Commission upon
                 request.)

   2.4           Non-Competition Agreement dated June 1, 1993,          Exhibit 2 to the 1993 8-K is incorporated by
                 between KOA Holdings, Inc. and American Commercial     reference
                 Credit Corp.

   2.5           Consulting Agreement dated June 1, 1993, between       Exhibit 3 to the 1993 8-K is incorporated by
                 American Commercial Credit Corp. and Thomas            reference
                 O'Connor

   3.1           Registrant's articles of incorporation                 Exhibit 3.1 to the 1989 10-K is incorporated by
                                                                        reference

   3.2           Amendments to articles of incorporation                Exhibit 3.1 to the 1990 10-K is incorporated by
                                                                        reference

   3.3           Registrant's by-laws                                   Exhibit 3.2 to the 1989 10-K is incorporated by
                                                                        reference

   3.4           Amendment to by-laws                                   Exhibit 3.3 to the 1991 10-K is incorporated by
                                                                        reference

   4.1           Indenture dated as of July 21, 1977                    Exhibit 4(c) to the 1977 Amendment is incorporated
                                                                        by reference

   4.2           First Supplemental Indenture                           Exhibit 4(a)(2) to the 1981 Amendment is
                                                                        incorporated by reference

   4.3           Second Supplemental Indenture                          Exhibit 4(a)(3) to the 1982 Amendment is
                                                                        incorporated by reference

   4.4           Third Supplemental Indenture                           Exhibit 4.4 to the 1983 Registration Statement is
                                                                        incorporated by reference

 EXHIBIT                               EXHIBIT                                      INCORPORATION BY REFERENCE
   NO.                               DESCRIPTION                                          (IF APPLICABLE)
- ---------        ---------------------------------------------------    ---------------------------------------------------

   4.5           Fourth Supplemental Indenture                          Exhibit 4.5.1 to the 1983 Amendment is incorporated
                                                                        by reference

   4.6           Fifth Supplemental Indenture                           Exhibit 4.7 to the 1984 Registration Statement is
                                                                        incorporated by reference

   4.7           Sixth Supplemental Indenture                           Exhibit 4.8 to the 1985 Registration Statement is
                                                                        incorporated by reference

   4.8           Seventh Supplemental Indenture                         Exhibit 4.11 to the 1986 Registration Statement is
                                                                        incorporated by reference

   4.9           Eighth Supplemental Indenture                          Exhibit 4.11 to the 1987 Registration Statement is
                                                                        incorporated by reference

   4.10          Ninth Supplemental Indenture                           Exhibit 4.12 to the 1988 Registration Statement is
                                                                        incorporated by reference

   4.11          Tenth Supplemental Indenture                           Exhibit 4.13 to the 1989 Registration Statement is
                                                                        incorporated by reference

   4.12          Eleventh Supplemental Indenture                        Exhibit 4.12 to the 1990 Registration Statement is
                                                                        incorporated by reference

   4.13          Twelfth Supplemental Indenture                         Exhibit 4.13 to the 1991 Registration Statement is
                                                                        incorporated by reference

   4.14          Thirteenth Supplemental Indenture                      Exhibit 4.14 to the 1991 10-K is incorporated by
                                                                        reference

   4.15          Fourteenth Supplemental Indenture                      Exhibit 4.15 to the 1992 Registration Statement is
                                                                        incorporated by reference

  4.15a          Fifteenth Supplemental Indenture                       Exhibit 4.16 to the 1993 Registration Statement is
                                                                        incorporated by reference
                 UNSECURED FUNDING PROGRAM*

   4.16          Schedule identifying lenders and certain terms

  4.16a Example of loan and suretyship agreements with various lenders.

                 EMPLOYMENT AGREEMENTS:
  10.1           J. F. Horrigan, Jr.
  10.2           A. A. Haberberger
  10.3           W. M. Horrigan
  10.4           V. A. Faino
  10.5           J. F. Horrigan, III

                 SPLIT-DOLLAR INSURANCE
  10.6           J. F. Horrigan, Jr., 11/27/85                          Exhibits 10.8 and 10.9 to the 1985 10-K are
  10.7           R. W. Horrigan, 11/27/85                               incorporated by reference

  10.8           Amended and Restated Shareholders Agreement dated      Exhibit 10.21 to the 1985 10-K is incorporated by
                 as of April 16, 1985                                   reference

                                      59

 EXHIBIT                               EXHIBIT                                      INCORPORATION BY REFERENCE
   NO.                               DESCRIPTION                                          (IF APPLICABLE)
- ---------        ---------------------------------------------------    ---------------------------------------------------

                 REDEMPTION AGREEMENTS
  10.9           J. F. Horrigan, Jr.                                    Exhibits 10.8 through 10.10 to the 1993
  10.10          A. A. Haberberger                                      10-K are incorporated by reference.
  10.11          W. M. Horrigan

  10.12          Horrigan American, Inc.
                 401(k) Retirement Plan

  10.13          1987 Stock Option Plan                                 Exhibit 10.20 to the 1987 10-K is incorporated by
                                                                        reference

  10.14          Stockholders Agreement for Outside Directors dated     Exhibit 10.25 to the 1985 10-K is incorporated by
                 March 25, 1985                                         reference

  10.15          Phantom Stock Plan

  11             Statement of calculation of earnings per share

  12 Statement of calculation of ratios of earnings to fixed charges

  22             Subsidiaries of the Registrant

  27             Financial Data Schedule

- ---------
* Other instruments defining the rights of holders of long-term debt of registrant and its subsidiaries are not filed, pursuant to paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K. Registrant agrees to furnish a copy of any such instrument to the Commission upon request.

    (b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                                  SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                  HORRIGAN AMERICAN, INC.
DATED: March 18, 1994
                                             /s/  JOHN F. HORRIGAN, JR.
                                        By:
                                           -----------------------------------
                                                  JOHN F. HORRIGAN, JR.
                                                        CHAIRMAN

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

         SIGNATURES                         TITLE                    DATE
           -------                           ---                     ---

  /s/ JOHN F. HORRIGAN, JR.    Chairman of the Board of         March 18, 1994
- -----------------------------  Directors
    JOHN F. HORRIGAN, JR.

   /s/ RICHARD W. HORRIGAN     Vice Chairman of the Board of    March 18, 1994
- -----------------------------  Directors
     RICHARD W. HORRIGAN

  /s/ ARTHUR A. HABERBERGER    President (principal executive   March 18, 1994
- -----------------------------  officer) and Director
    ARTHUR A. HABERBERGER

   /s/ W. MICHAEL HORRIGAN     Director                         March 18, 1994
- -----------------------------
     W. MICHAEL HORRIGAN

/s/ ELIZABETH HORRIGAN RATHZ   Director                         March 18, 1994
- -----------------------------
  ELIZABETH HORRIGAN RATHZ

       /s/ ROBERT ORDWAY       Senior Vice President            March 18, 1994
- -----------------------------  (principal and financial
        ROBERT ORDWAY          and accounting officer)

                                                                  EXHIBIT 4.16

                            AEL LEASING CO., INC.
                       AMERICAN COMMERCIAL CREDIT CORP.
                          UNSECURED FUNDING PROGRAM
                               JANUARY 31, 1994

                                                         CREDIT
                      BANK                              FACILITY        RENEWAL DATE            INTEREST RATE
                      ----                          ----------------    ---------               --------
Bank of Pennsylvania............................         $ 9,500,000    June 30, 1994           Note #2
Citizens Bank...................................           5,000,000    June 30, 1994           Note #5
Continental Bank (Phila.).......................           5,000,000    June 30, 1994           Note #3
CoreStates, Hamilton Bank.......................           5,000,000    June 30, 1994           Note #2
First National Bank of Maryland.................           9,000,000    June 30, 1994           Note #2
Meridian Bank...................................          20,000,000    June 30, 1994           Note #1
National City Bank, Kentucky....................           9,500,000    June 30, 1994           Note #2
Nations Bank....................................          10,500,000    June 30, 1994           Note #2
PNC Bank........................................          13,000,000    June 30, 1994           Note #4
                                                    ----------------
    Total.......................................         $86,500,000


- ---------
Note #1 U.S. Treasury Notes (24 to 36 Months) plus 200 basis points with a ceiling interest rate of prime plus 3/4% and a floor interest rate of prime minus 3/4%.

Note #2 Negotiated interest rate at time of takedown.

Note #3 Negotiated interest rate at time of takedown with a cap of base rate plus 50 basis points.

Note #4 Negotiated interest rate at time of takedown with a cap of base rate plus 75 basis points.

Note #5 190 basis points over treasuries of like maturities.

                                                                 EXHIBIT 4.16A


                          UNSECURED FUNDING PROGRAM

                                LOAN AGREEMENT

                                    AMONG

                            AEL LEASING CO., INC.

                                     AND

                       AMERICAN COMMERCIAL CREDIT CORP.

                                     AND

                            MARYLAND NATIONAL BANK

                             DATED: JUNE 28, 1993

                  LOAN AGREEMENT AMONG AEL LEASING CO., INC.
                                     AND
                       AMERICAN COMMERCIAL CREDIT CORP.
                                     AND
                            MARYLAND NATIONAL BANK

                              TABLE OF CONTENTS

                                                                          PAGE
BACKGROUND...............................................................    1

ARTICLE 1    DEFINITIONS.................................................
          --                                                                 1
      1.1    General Provisions..........................................    1
      1.2    Defined Terms...............................................    2

ARTICLE 2    CREDIT FACILITY AND FACILITY PROCEDURES.....................
          --                                                                 7
      2.1    Prior Agreements/Prior Notes................................    7
      2.2    Term........................................................    7
      2.3    Credit Facility.............................................    7
      2.4    Determination of Available Borrowing Base...................    7
      2.5    Nature of Draw..............................................    8
      2.6    Initial Draw................................................    8
      2.7    Empirical Study.............................................    8
      2.8    Amount/Timing of Draw.......................................    8
      2.9    Accessing the Credit Facility...............................    8
      2.10   Transfer of Funds...........................................    9
      2.11   Conditions to Draw..........................................    9
      2.12   Note Validity...............................................    9
      2.13   Rate of Interest............................................    9
      2.14   Computation of Interest.....................................   10
      2.15   Place of Payment............................................   10
      2.16   Prepayment..................................................   10
      2.17   Proportionate Prepayment....................................   10
      2.18   Use of Proceeds.............................................   10
      2.19   Additional Documentation....................................   10

ARTICLE 3  --REPRESENTATIONS AND WARRANTIES..............................   11
      3.1    Organization................................................   11
      3.2    Corporate Power.............................................   11
      3.3    Authority...................................................   11
      3.4    Consent.....................................................   12
      3.5    Proceedings.................................................   12
      3.6    Financial Statements........................................   12
      3.7    Judgments...................................................   12
      3.8    Contracts...................................................   12
      3.9    Equipment...................................................   12
      3.10   Environmental Matters.......................................   12
      3.11   ERISA.......................................................   12
      3.12   Group Health Plan...........................................   12
      3.13   Investment Company Act......................................   12
      3.14   Burdensome Documents........................................   12
      3.15   Taxes.......................................................   13
      3.16   Laws........................................................   13
      3.17   Regulation U................................................   13
      3.18   No Event of Default.........................................   13

                                                                          PAGE
ARTICLE 4  --FINANCIAL STATEMENTS........................................   13
      4.1    Books of Account............................................   13
      4.2    Quarterly Financial Statements..............................   13
      4.3    Annual Financial Statements.................................   13
      4.4    Other Information...........................................   14
      4.5    Compliance Certificate......................................   14

ARTICLE 5  --AFFIRMATIVE COVENANTS.......................................   14
      5.1    Corporate Existence.........................................   14
      5.2    Subsidiary..................................................   14
      5.3    Trade Names.................................................   14
      5.4    Insurance...................................................   14
      5.5    Indebtedness................................................   14
      5.6    Taxes and Claims............................................   14
      5.7    Increased Cost..............................................   14
      5.8    Event of Default............................................   15
      5.9    Examination.................................................   15
      5.10   Minimum Tangible Net Worth..................................   15
      5.11   Debt/Tangible Net Worth Ratio...............................   15
      5.12   Cash Flow Ratio.............................................   15
      5.13   Compliance with Laws........................................   15

ARTICLE 6  --NEGATIVE COVENANTS..........................................   15
      6.1    Subordinated Intercompany Debt..............................   16
      6.2    Limitation on Senior Debt/Subordinated Intercompany Debt....   16
      6.3    Limitation on Draw..........................................   16
      6.4    Liens.......................................................   16
      6.6    Transfer of Assets..........................................   16
      6.7    Loans/Investments/Guaranties................................   16
      6.8    Related Persons.............................................   16
      6.9    Prohibited Uses.............................................   16

ARTICLE 7  --EVENTS OF DEFAULT AND REMEDIES..............................   17
      7.1    Events of Default...........................................   17
      7.2    Remedies....................................................   18
      7.3    Remedies Cumulative.........................................   18
      7.4    Waiver of Default...........................................   18

ARTICLE 8  --MISCELLANEOUS PROVISIONS....................................   18
      8.1    Notice......................................................   18
      8.2    Accounting Principles.......................................   19
      8.3    Waiver of Jury Trial........................................   19
      8.4    Gender/Number...............................................   19
      8.5    Construction................................................   19
      8.6    Additional Documents/Assurances.............................   19
      8.7    Benefit.....................................................   19
      8.8    Assignment..................................................   20
      8.9    Severability................................................   20
      8.10   Integration.................................................   20
      8.11   Captions....................................................   20
      8.12   Counterparts................................................   20
      8.13   Jurisdiction................................................   20
      8.14   Law.........................................................   20

                               LIST OF EXHIBITS

Exhibit "A" -- Note
Exhibit "B" -- Percentages Applicable to Initial Draws
Exhibit "C" -- Modification Notice
Exhibit "D" -- Loan Certificate
Exhibit "E" -- Borrowing Base Certificate
Exhibit "F" -- Suretyship
Exhibit "G" -- Compliance Certificate

                   UNSECURED FUNDING PROGRAM LOAN AGREEMENT


    This Unsecured Funding Program Loan Agreement is made as of this 28th day of June, 1993, by and among AEL LEASING CO., INC., a corporation organized and existing under the laws of the Commonwealth of Pennsylvania and having its principal offices at Flying Hills Corporate Center, Horrigan American Building, Flying Hills, Pennsylvania,

                                    A N D

AMERICAN COMMERCIAL CREDIT CORP., a corporation organized and existing under the laws of the Commonwealth of Pennsylvania and having its principal offices at Flying Hills Corporate Center, Horrigan American Building, Flying Hills, Pennsylvania,

                                    A N D

MARYLAND NATIONAL BANK, a national banking association having its principal offices at P.O. Box 987, Baltimore, MD, 21202.

                                  BACKGROUND

    Each of the Companies is engaged in various business activities, including the offering of various financial services. From time to time in the course of its business activities, each of the Companies acquires and makes Contracts.

    Each of the Companies presently maintains a separate Unsecured Funding Program pursuant to which from time to time it makes periodic borrowings, primarily in order to finance or refinance, directly or indirectly, the acquisition and making of Contracts.

    Each Participant Lender has agreed to modify the Unsecured Funding Program to permit, inter alia, a single Credit Facility which may be accessed by each of the Companies.

    In order to re-document the Unsecured Funding Program, each Participant Lender, including the Lender, has been requested to enter into documentation substantially similar to this Agreement and the documents referred to herein, and each Participant Lender, including the Lender, has agreed thereto.

    NOW, THEREFORE, INTENDING TO BE LEGALLY BOUND HEREBY, each of the Companies and the Lender hereby agree as follows:

                                  ARTICLE 1

                                 DEFINITIONS

    1.1 General Provisions.  Unless the context clearly requires otherwise:

        (a) Words and phrases used in this Agreement or in any of the documents referred to herein which are not specifically defined in this Agreement or in any of the documents referred to herein but which are defined in the Uniform Commercial Code shall have the meanings assigned to them in the Uniform Commercial Code.

        (b) All accounting terms used in this Agreement or in the documents referred to herein which are not specifically defined in this Agreement or in any of the documents referred to herein shall have the meanings assigned to them in accordance with generally accepted accounting principles and practices.

        (c) The word "including" shall be a word of enlargement rather than a word of limitation and shall be deemed to mean "including but not limited to" rather than "including only".

    1.2 Defined Terms. Unless the context clearly requires otherwise, the following words and phrases whenever used in the singular or the plural form and capitalized shall have the following meanings for the purposes of this Agreement and all documents referred to herein:

        (a) "ACCC" shall mean American Commercial Credit Corp., a corporation organized and existing under the laws of the Commonwealth of Pennsylvania.

        (b) "AEL" shall mean AEL Leasing Co., Inc., a corporation organized and existing under the laws of the Commonwealth of Pennsylvania.

        (c) "AELH" shall mean AEL Holdings, Inc., a corporation organized and existing under the laws of the State of Delaware.

        (d) "Agreement" shall mean this Agreement and all amendments or modifications hereto.

        (e) "Available Borrowing Base" with respect to each Company shall mean the dollar amount realized by subtracting the aggregate amount of outstanding Senior Debt of such Company and outstanding Subordinated Intercompany Debt of such Company from the amount of the Gross Borrowing Base of such Company.

        (f) "Bankruptcy Code" shall mean the federal Bankruptcy Code, as amended and supplemented from time to time.

        (g) "Borrowing Base Certificate" shall mean the document referred to in Section 2.9(d) of this Agreement.

        (h) "Cash Flow Ratio" shall mean the ratio of Ratio Cash Receipts to Ratio Cash Disbursements for any fiscal period.

        (i) "COBRA" shall mean the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended and supplemented from time to time.

        (j) "Company" shall mean, as applicable, either AEL or ACCC in its capacity as borrower under the Credit Facility.

        (k) "Companies" shall mean, collectively, AEL and ACCC.

        (l) "Compliance Certificate" shall mean the document referred to in
    Section 4.5 of this Agreement.

        (m) "Contract" shall mean any conditional sales contract, installment sales contract, commercial loan agreement, security agreement, lease, mortgage, other title retention instrument, promissory note or other evidence of indebtedness, whether secured or unsecured, arising out of:

            (i) the making of any commercial loan by either of the Companies or any of their respective Subsidiaries to any Person other than to any Related Person,

            (ii) the acquisition, by purchase, merger or otherwise, by either of the Companies or any of their respective Subsidiaries of the lender's rights with respect to any commercial loan to any Person other than to any Related Person,

            (iii) the sale or lease by either of the Companies or any of their respective Subsidiaries of any Equipment or other personal property to any Person other than to any Related Person, or

            (iv) the acquisition, by purchase, merger or otherwise, by either of the Companies or any of their respective Subsidiaries of the seller's or lessor's rights with respect to the sale or lease of any Equipment to any Person other than to any Related Person.

        (n) "Controlling Interest" shall mean, if applicable to a corporation, the right under ordinary circumstances to elect a majority of the members of the board of directors of such corporation, and if a partnership, general or limited, the ownership of fifty percent (50%) or more of the general partnership interests of such partnership.

        (o) "Credit Facility" shall mean the credit facility herein established by the Lender for the benefit of AEL and ACCC.

        (p) "Draw" shall mean the periodic borrowing by either Company of funds from the Lender by means of the making by the Lender to such Company of one (1) or more simultaneous Loans.

        (q) "Empirical Study" shall mean a retrospective analysis of the acquisition pattern by either of the Companies of Contracts over the prior six (6) month period and a prospective analysis of the anticipated acquisition pattern by such Company of Contracts.

        (r) "Equipment" shall mean all equipment and other personal property, including software and all other general intangibles, which either of the Companies leases or sells to any Person pursuant to any Contract.

        (s) "ERISA" shall mean the Employee Retirement Income Security Act of 1974, as amended and supplemented from time to time.

        (t) "Event of Default" shall mean any of the events specified in
    Section 7.1 of this Agreement provided that any requirement set forth in this Agreement or the documentation referred to herein for notice, lapse of time or both or any other condition has been satisfied.

        (u) "Existing Indebtedness" shall mean any indebtedness of either of the Companies to the Lender which is outstanding as of the date of this Agreement and which arises under any Prior Agreement and is evidenced by any Prior Note.

        (v) "First Renewal Date" shall mean June 30, 1994.

        (w) "Gross Borrowing Base" with respect to each Company shall mean the dollar amount realized by multiplying the Net Qualifying Assets of such Company by a factor of 0.9.

        (x) "Gross Qualifying Assets" with respect to each Company shall mean the aggregate dollar value of all Contracts which are not contractually delinquent for a period of more than ninety (90) days and which constitute valid and legally enforceable obligations of the parties thereto.

        (y) "HAI" shall mean Horrigan American, Inc., a corporation organized and existing under the laws of the Commonwealth of Pennsylvania.

        (z) "Initial Term" shall mean the period of time beginning as of the date of this Agreement and continuing until the First Renewal Date.

        (aa) "Internal Revenue Code" shall mean the Internal Revenue Code of 1986, as amended and supplemented from time to time.

        (ab) "Investment Company Act" shall mean the Investment Company Act of 1940, as amended and supplemented from time to time.

        (ac) "Lender" shall mean Maryland National Bank, a national banking association.

        (ad) "Loan" shall mean a borrowing by either Company from the Lender pursuant to the Credit Facility which, together with other such borrowings made on such date, shall constitute a Draw by such Company on the Credit Facility.

        (ae) "Loan Certificate" shall mean the document referred to in Section 2.9(a) of this Agreement.

        (af) "Loan Term" shall mean the period of time during which any Loan is to be repaid by the Company to the Lender in accordance with the provisions of the Note evidencing the same.

        (ag) "Modification Notice" shall mean the notice referred to in
    Section 2.7(b) of this Agreement.

        (ah) "Net Qualifying Assets" with respect to each Company shall mean the dollar amount realized by subtracting from Gross Qualifying Assets of such Company:

            (i) appropriate deferred income,

            (ii) accounts payable to suppliers and

            (iii) Security Deposits.

        (ai) "Note" shall mean the promissory note referred to in Section 2.5 of this Agreement.

        (aj) "Officer" shall mean the Chairman of the Board of Directors, the Chief Executive Officer, the Chief Operating Officer, the Chief Financial Officer, the Vice President of Funds Management of either Company or such other executive employee of such Company whom such Company shall designate by resolution of the Board of Directors of such Company, certified as to authenticity by the Secretary or Assistant Secretary thereof, or by a consent in writing signed by all of the members of the Board of Directors of such Company, a copy of which has been delivered to the Lender.

        (ak) "Participant Lender" shall mean any bank, financial institution, insurance company, corporation or other entity which is participating or shall hereafter become a participant in the Unsecured Funding Program.

        (al) "Permitted Lien" shall mean any:

            (i) lien for taxes, assessments or other governmental charges, or lien imposed in connection with workers" compensation, unemployment insurance and other forms of governmental insurance or benefits, or lien imposed to secure performance of statutory obligations or duties:

                (A) which is inchoate or relates to any obligation which is not yet due and payable, or

                (B) the validity of which, or the validity of the obligation to which such lien relates, is being contested in good faith by appropriate proceedings;

            (ii) lien of attachment or judgment respecting any claim, the validity of which, or the validity of the obligation to which such lien relates, is being contested in good faith by appropriate proceedings or the liability for which is fully covered by insurance, subject to deductibles reasonably acceptable to the Lender and with respect to which the insurer has not issued a written reservation of its rights or disclaimed its liabilities in writing;

            (iii) mechanic's, materialman's, warehouseman's or any other similar lien arising in the ordinary course of business of either Company which either:

                (A) is inchoate or relates to an obligation which is not yet due and payable, or

                (B) is being contested in good faith by appropriate
            proceedings;

            (iv) lien on any assets hereafter acquired which are existing at the time of such acquisition or created following any such acquisition solely to secure or provide for the payment of the purchase price or any part thereof or lien to secure indebtedness incurred to fund or refund any lien within the scope of this clause (iv); and

            (v) lien existing on the date either Company or their respective Subsidiaries acquires any Person, or any interest in such Person, which has as its principal activity any business activity in which the Surety, either Company or any of their respective Subsidiaries was engaged as of the date of such acquisition.

        (am) "Person" shall mean any individual, corporation, partnership, association, trust or other entity or organization, including but not limited to a governmental or political subdivision or agency or instrumentality thereof.

        (an) "Plan" shall mean any employee benefit plan subject to the provisions of Title IV of ERISA which is maintained in whole or in part for employees of the Company.

        (ao) o"Prior Agreement" shall mean any unsecured Funding Program Agreement heretofore executed by either of the Companies and the Lender establishing or continuing an Unsecured Funding Program for the benefit of such Company, and all amendments and modifications thereto.

        (ap) "Prior Note" shall mean any promissory note heretofore issued by either of the Companies pursuant to any Prior Agreement.

        (aq) "Public Offering" shall mean the offering of any class of equity securities of the Surety or of either of the Companies pursuant to a registration statement under the Securities Act.

        (ar) "Ratio Cash Disbursements" for any fiscal period shall mean the sum of the following items, all as determined in accordance with generally accepted accounting principles as applied to the Surety's financial statements and as set forth in the Surety's Consolidated Balance Sheet and the Surety's Consolidated Statement of Cash Flows.

            (i) principal repayments of long-term Senior Debt;

            (ii) dividends paid;

            (iii) cost of acquired treasury stock;

            (iv) acquisition of investments;

            (v) acquisition of property and equipment (i.e. fixed assets);

            (vi) thirty-three and one-third percent (331/3%) of the fiscal period ending net Subordinated Debt outstanding; and

            (vii) thirty-three and one-third percent (331/3%) of the fiscal period ending short-term Senior Debt borrowings.

At its election, the Surety may exclude from (i) above any prepayments of principal which are not required to be made pursuant to the terms of the instruments and other documents governing such Senior Debt or any repayments which are concurrently refinanced in the ordinary course of business by a substantially equal amount of new Senior Debt.

        (as) "Ratio Cash Receipts" for any fiscal period shall mean the sum of the following items, all as determined in accordance with generally accepted accounting principles as applied to the Surety's financial statements and as set forth in the Surety's Consolidated Statement of Cash
    Flows:

            (i) net cash provided by operating activities;

            (ii) principal collections of finance receivables;

            (iii) proceeds from issuance of capital stock;

            (iv) proceeds from sale of investments;

            (v) proceeds from sale of property and equipment (i.e. fixed assets);

            (vi) proceeds from sale of finance receivables; and

            (vii) proceeds from sale of Equipment applicable to operating leases.

        (at) "Related Person" shall mean HAI, the Surety, either Company, any Subsidiary or any other Person in which HAI, the Surety, either Company or any Subsidiary has a Controlling Interest.

        (au) "Renewal Term" shall mean the period of time beginning as of the First Renewal Date or any subsequent Renewal Date, as applicable, and continuing for one (1) year therefrom.

        (av) "Reportable Event" shall mean a Reportable Event as defined in
    Section 4043(b) of ERISA, 29 U.S.C. Section 1343.

        (aw) "Securities Act" shall mean the Securities Act of 1933, as amended and supplemented from time to time.

        (ax) "Security Deposits" with respect to each Company shall mean all monies paid to such Company or any of its Subsidiaries in order to secure any obligation under any Contract.

        (ay) "Senior Debt" of each Company shall mean the sum total of all amounts owing with respect to funds borrowed by the Company or any of its Subsidiaries from banks, financial institutions, insurance companies, corporations and other entities other than Related Persons.

        (az) "Subordinated Intercompany Debt" of each Company shall mean the sum total of all amounts owing with respect to funds borrowed by the Company or any of its Subsidiaries from HAI, the Surety, the other Company or any Subsidiary of either the Surety or the other Company, the repayment of which by its terms is subordinated to the repayment of Senior Debt of such Company.

        (ba) "Subsidiary" shall mean any corporation in which HAI, the Surety, either Company or any subsidiary of any of the foregoing, as applicable, directly or indirectly, owns or hereafter acquires a sufficient amount of capital stock having general voting power so as to permit HAI, the Surety, either Company or any subsidiary of any of the foregoing, as applicable, under ordinary circumstances to elect a majority of the members of the board of directors of such corporation.

        (bb) "Suppliers" shall mean any manufacturer, vendor or dealer of Equipment which either Company or any of their respective Subsidiaries sells or leases to any Person.

        (bc) "Surety" shall mean American Equipment Leasing Co., Inc., a corporation organized and existing under the laws of the Commonwealth of Pennsylvania and having its registered office at Flying Hills Corporate Center, Flying Hills, Reading, Pennsylvania, 19607.

        (bd) "Suretyship" shall mean the document referred to in Section 2.19(a) of this Agreement, and all amendments and modifications thereto.

        (be) "Tangible Net Worth" of a Company shall mean the aggregate amount of equity of the stockholders of the Company as determined in accordance with generally accepted accounting principles, less the aggregate amount of intangible assets of the Company, which shall include goodwill, organization costs, franchises and trademarks.

        (bf) "Term" shall mean the period of time beginning as of the date of this Agreement and continuing so long as the Credit Facility established pursuant to this Agreement is available for the purposes of making Draws by the Companies.

        (bg) "Uniform Commercial Code" shall mean the Pennsylvania Uniform Commercial Code, as amended and supplemented from time to time.

        (bh) "Unsecured Funding Program" shall mean the program of unsecured credit facilities acquired by the Companies from various banks, financial institutions, insurance companies, corporations or other entities, the proceeds of which are to be used primarily to finance or refinance, directly or indirectly, the acquisition or making of Contracts and which programs shall be evidenced by documentation substantially similar to this Agreement, the Suretyship and other documentation referred to herein.


                                  ARTICLE 2

                   CREDIT FACILITY AND FACILITY PROCEDURES


    2.1 Prior Agreements/Prior Notes. This Agreement replaces and supersedes each of the Prior Agreements which are hereby terminated. Notwithstanding the termination of each of the Prior Agreements, all Prior Notes issued pursuant thereto shall remain in full force and effect and shall be deemed to have been issued pursuant to this Agreement and all Existing Indebtedness shall be paid by the Company designated as obligor in such Prior Note pursuant to the terms thereof.

    2.2 Term. The Initial Term of this Agreement shall be for the period of time beginning as of the date of this Agreement and terminating on the First Renewal Date. Following the Initial Term, this Agreement shall be automatically renewed for successive Renewal Terms of one (1) year each, each such Renewal Term to begin as of the First Renewal Date or any subsequent Renewal Date, as applicable, unless the Companies shall notify the Lender or the Lender shall notify the Companies of the intention not to renew this Agreement, such notice to be given at least ten (10) days prior to the end of the Initial Term or any Renewal Term, as applicable, and to provide therein that this Agreement shall not be renewed but shall terminate at the end of the Initial Term or Renewal Term, as applicable. Except as otherwise provided in this Agreement, including to the extent that either of the Companies shall exercise the prepayment rights set forth herein, in the event that either of the Companies or the Lender elects not to renew this Agreement at the end of either the Initial Term or any Renewal Term, each Loan made by the Lender prior to the termination of the Initial Term or any Renewal Term, as applicable, shall be repaid by the Company named as obligor designated in such
Note in accordance with the provisions thereof.

    2.3 Credit Facility.

        (a) The Lender hereby establishes the Credit Facility which may be accessed by both AEL and ACCC for the Term of this Agreement, the aggregate outstanding principal balance of which, together with the aggregate outstanding principal balance owing on all Existing Indebtedness by AEL or ACCC, shall not at any one time exceed Ten Million Five Hundred Thousand Dollars ($10,500,000.00).

        (b) During the Term hereof, AEL and ACCC shall each have the right to make Draws upon the Credit Facility in accordance with the provisions of this Agreement.

        (c) In the event that the making by AEL or ACCC of a Draw in the amount set forth in Section 2.8 of this Agreement would result in the aggregate outstanding principal balance owing by AEL and ACCC on the Credit Facility, including the aggregate outstanding principal balance owing by AEL and ACCC on account of their respective Existing Indebtedness, being in excess of the amount set forth in Section 2.3(a) hereof, then the applicable Draw shall be reduced to such amount as is necessary in order that such aggregate outstanding principal balance owing by AEL and ACCC to the Lender under the Credit Facility shall not exceed the amount set forth in Subsection (a) hereof.

    2.4 Determination of Available Borrowing Base. On a monthly basis throughout the Term of this Agreement, each of the Companies shall determine its Available Borrowing Base in accordance with the following formula:

         Gross Qualifying Assets....................................
             Less:
                 Appropriate Deferred Income........................
                 Accounts Payable to Suppliers......................
                 Security Deposits..................................

         Net Qualifying Assets......................................
             Time of factor of Gross Borrowing Base.................        .9
             Less:
                 Outstanding Senior Debt............................
                 Outstanding Subordinated Intercompany Debt.........
                 Available Borrowing Base...........................

    2.5 Nature of Draw. Except as otherwise modified in accordance with the provisions of this Agreement, each Draw by each Company on the Credit Facility shall be comprised of several separate Loans not to exceed four (4) in number as determined by the applicable Company, which Loans shall have Loan Terms of not fewer than eighteen (18) months nor more than fifty-four (54) months. Each such Draw shall be evidenced by a Note setting forth the provisions of such borrowing, including the principal amount of such Draw, the fixed rate of interest applicable thereto, and the method of repayment. Each Note shall be in substantially the form of Exhibit "A", a copy of which is attached hereto and incorporated herein by reference thereto, and shall provide that the principal amount of the Note together with interest thereon at the rate set forth therein shall be paid by AEL or ACCC, as applicable, in monthly payments of principal and interest as set forth therein.

    2.6 Initial Draw. Presently and until modified in accordance with this Agreement, each Draw by each Company on the Credit Facility shall consist of three (3) Loans. The original amount of each of the three (3) Loans comprising each such Draw for each Company shall consist of the percentages set forth on Exhibit "B" which is attached hereto and incorporated herein by reference.

    2.7 Empirical Study. From time to time during the Term of this Agreement, each of the Companies shall conduct Empirical Studies and shall have the right to modify the number of Loans comprising future Draws on the Credit Facility, the Loan Terms of such Loans and the proportions which the original principal amounts of such Loans bear to the total amount of the applicable Draw to which the same pertain, provided, however:

        (a) That neither of the Companies shall make such modification more often than two (2) times in any calendar year.

        (b) That such modification shall not become effective until the applicable Company shall have sent a Modification Notice to the Lender setting forth the nature of such modification, which Modification Notice shall be in substantially the form of Exhibit "C", a copy of which is attached hereto and incorporated herein by reference thereto.

        (c) That no Loan Term shall have a duration of fewer than eighteen
    (18) months or more than fifty-four (54) months.

        (d) That in no event shall the number of Loans comprising any Draw exceed four (4).

    2.8 Amount/Timing of Draw.

        (a) Subject to the provisions of Section 2.3, AEL and ACCC may each make one (1) Draw on the Credit Facility in each three (3) month period of the Term hereof, which Draw shall be in an amount not to exceed Seven Hundred Fifty Thousand Dollars ($750,000.00), unless AEL or ACCC, as applicable, and the Lender shall otherwise agree, in which event the Draw shall be in the amount agreed.

        (b) Each of the Companies may make additional Draws on the Credit Facility with the consent of the Lender.

    2.9 Accessing the Credit Facility. With respect to each Draw made on the Credit Facility, the applicable Company shall deliver to the Lender:

        (a) Its Loan Certificate executed by an Officer of the Company, which Loan Certificate shall be in substantially the form of Exhibit "D", a copy of which is attached hereto and incorporated herein by reference thereto, and which Loan Certificate shall set forth, inter alia, the principal amount of the Draw and the respective original principal amounts of the Loans comprising the Draw.

        (b) An original Note pertaining to the Draw, which shall be executed by an Officer of the Company and the principal amount of which shall be equal to the principal amount of the Draw.

        (c) An amortization schedule setting forth the amortization of the Note evidencing the respective Loans to which the applicable Draw pertains.

        (d) A Borrowing Base Certificate setting forth the applicable Available Borrowing Base for the month to which the applicable Draw pertains and the approximate aggregate Draw of the Company for the said month from all Participant Lenders, which Borrowing Base Certificate shall be in substantially the form of Exhibit "E", a copy of which is attached hereto and incorporated herein by reference thereto.

    2.10 Transfer of Funds. Upon receipt by the Lender of the documents pertaining to any Draw referred to in this Agreement, the Lender shall, no later than the close of the second banking day following its receipt of the said documents:

        (a) Determine whether the said documents are appropriately executed and otherwise in conformity with the provisions of this Agreement.

        (b) In the event that the said documents or any of them are not appropriately executed or not otherwise in conformity with the provisions of this Agreement, notify an Officer of the applicable Company by telephone of such determination and immediately return all of the said documents to such Company by regular mail.

        (c) In the event that the said documents or any of them are appropriately executed and otherwise in conformity with the provisions of this Agreement, and the conditions set forth in Section 2.11 hereof have been fulfilled, wire transfer funds equal to the total amount of the Draw in conformity with the instructions contained in the Loan Certificate.

    2.11 Conditions to Draw. The obligation of the Lender to make Loans on account of each Draw is subject to fulfillment of the following conditions:

        (a) That the Lender shall have received the Note, Loan Certificate, amortization schedule and Borrowing Base Certificate required by Section
    2.9 of this Agreement.

        (b) That the Draw shall not contravene any provision of applicable law or the articles of incorporation or by-laws of the Company making the Draw or of any agreement binding upon the said Company.

        (c) That the representations of the applicable Company which are contained in Article 3 of this Agreement shall be true in all material respects on and as of the date of such Draw as though made on and as of such date.

        (d) That, immediately prior to and immediately after the making of the Loans pursuant to the Draw, no Event of Default shall have occurred and be continuing.

        (e) That the making of a Draw will not result in a breach or default of any other agreement or instrument to which the applicable Company is a party or by which it is bound.

Each Draw shall be deemed to be a representation by the Company making the Draw as of the date of such Draw as to the facts specified in Subsections (a) through and including (e) hereof.

    2.12 Note Validity. Notwithstanding anything to the contrary, in no event shall the Company making a Draw on the Credit Facility have any obligation on account of any Note included in such Draw unless the Lender shall have advanced funds in the amount of such Note as required by Section 2.10 of this Agreement.

    2.13 Rate of Interest. All Loans made by the Lender to either of the Companies pursuant to any applicable Draw on the Credit Facility shall be subject to an annual interest rate agreed to by the Lender and the applicable Company at the time the Loan is made as evidenced by the documents referred to in this Article. The applicable rate of interest shall remain fixed for the period of such Loan.

    2.14 Computation of Interest. Interest on the principal balance of each Loan shall be computed for the actual period of time such principal balance is outstanding using a year of three hundred sixty/three hundred sixty (360/360) days. For purposes of computing the date on which interest shall begin to accrue on any Loan made by the Lender pursuant to any Draw on the Credit Facility, each such Loan shall be deemed to have been made on the date upon which the Lender wire transfers the funds pertaining to such Loan to the account of the applicable Company in accordance with the provisions of Section
2.10 of this Agreement.

    2.15 Place of Payment. All payments to be made pursuant to this Agreement or on account of any Note issued pursuant hereto, including any Prior Note, shall be made to the Lender at the address set forth for the Lender in Section
8.1 of this Agreement or at such other address as the Lender shall hereafter specify by notice to the Company.

    2.16 Prepayment. Each of the Companies shall have the right to prepay all or any portion of its indebtedness under the Unsecured Funding Program, including Existing Indebtedness, without premium or penalty therefor:

        (a) In the event that prepayment shall be made in accordance with the provisions of Section 7.1 of this Agreement; or

        (b) In the event that any payment shall be made as a result of the exercise by the Lender of any of its rights under Section 7.2 of this Agreement.

In all other events, each of the Companies shall have the right to prepay all or any portion of its indebtedness under its Unsecured Funding Program only if such prepayment is accompanied by payment of a prepayment penalty in an amount equal to two percent (2%) of such prepayment.

    2.17 Proportionate Prepayment. In the event of any prepayment by either of the Companies under this Agreement other than by reason of exercise by either of the Companies of its rights under Section 2.16 hereof, the Company making such prepayment shall do so proportionately to each Participant Lender based upon the then outstanding principal balances owing to each Participant Lender under the Credit Facility. Each such prepayment shall be applied by each Participant Lender to the oldest outstanding Loans which such Participant Lender holds.

    2.18 Use of Proceeds. The proceeds of all Loans shall be used for the business purposes of the Company which shall have borrowed such monies, or for the business purposes of any of its Subsidiaries or for any other purposes permitted by this Agreement, and the Company shall have the right to transfer all or any portion of such proceeds to its Subsidiaries on any basis which it deems appropriate.

    2.19 Additional Documentation. Concurrently with the execution of this Agreement, the Companies shall deliver to the Lender the following documents:

        (a) The Suretyship duly executed by the Surety, which Suretyship shall be in substantially the form as Exhibit "F" which is attached hereto and incorporated herein by reference thereto.

        (b) The opinion, subject to certain limitations and conditions therein contained, of Kozloff, Diener, Payne & Fegley, a professional corporation, counsel to each of the Companies, addressed to the Lender with respect to the representations set forth in Sections 3.1(a) and (b), 3.2, 3.3 and 3.4 hereof and to the effect that:

            (i) This Agreement has been duly authorized, executed and delivered by each of the Companies and constitutes the legal, valid and binding obligation of each of the Companies enforceable in accordance with its provisions.

            (ii) The suretyship has been duly authorized, executed and delivered by the Surety and constitutes the legal, valid and binding obligation of the Surety enforceable in accordance with its provisions.

        (c) A copy of the resolution of the Board of Directors of the Company, certified as to authenticity by the Secretary or Assistant Secretary thereof, or a copy of a consent in writing signed by all of the members of the Board of Directors of the Company, authorizing the execution, delivery and performance of this Agreement and the Notes to be issued pursuant thereto.

        (d) A copy of the resolution of the Board of Directors of the Surety, certified as to authenticity by the Secretary or Assistant Secretary thereof, or a copy of a consent in writing duly signed by all of the members of the Board of Directors of the Surety, authorizing the execution, delivery and performance of the Suretyship.

        (e) A certificate of the Secretary or Assistant Secretary of the Company as to the incumbency and signature of the Officers of the Company signing this Agreement and any documentation referred to herein, including but not limited to the Notes.

        (f) The certificate of the Secretary or Assistant Secretary of the Surety as to the incumbency and signature of the Officers of the Surety signing the Suretyship.

                                  ARTICLE 3

                        REPRESENTATIONS AND WARRANTIES

    Each of the Companies represents and warrants to the Lender that as of the date of this Agreement the following representations are true and correct, and shall be true and correct as of the date of each Draw:

    3.1 Organization.  The Companies and each of their respective
Subsidiaries:

        (a) Are corporations duly incorporated, validly existing and in good standing under the laws of their respective states of incorporation.

        (b) Have the corporate power and authority to own their respective assets and to carry on their respective businesses as now conducted.

        (c) Are duly qualified to do business in every jurisdiction where the nature of their respective assets owned or their operations conducted make such qualification necessary except where the failure to so qualify would not have a material adverse effect upon their financial condition.

    3.2 Corporate Power. Each of the Companies has the corporate power to execute, deliver and perform this Agreement, to borrow monies pursuant hereto and to execute and deliver Notes in accordance herewith.

    3.3 Authority. The execution, delivery and performance of this Agreement by each of the Companies, the borrowing of monies hereunder, and the execution and delivery of Notes pursuant hereto have been duly authorized by all requisite corporate action on the part of each Company and shall not:

        (a) To the knowledge of either Company contravene any provision of law or any order of any court or other agency of government.

        (b) Contravene the articles of incorporation or by-laws of either Company or any agreement, indenture or instrument binding upon either Company.

        (c) Be in conflict with, result in the breach of or constitute, with due notice, lapse of time, or both, a default under any agreement, indenture or instrument binding upon either Company.

        (d) Result in the creation or imposition of any lien, charge or encumbrance of any nature whatsoever upon any of the assets of either Company.

    3.4 Consent. To the knowledge of each Company, no action or consent of, or registration or filing with, any governmental instrumentality or other agency is required under existing law in connection with the execution, delivery and performance by each of the Companies of this Agreement, the borrowing of monies hereunder or the execution and delivery of Notes pursuant hereto.

    3.5 Proceedings. To the knowledge of each Company, there are no actions, suits or proceedings at law or in equity or by or before any governmental instrumentality or other agency now pending or threatened against or affecting either of the Companies or any of its assets which, if adversely determined, would, individually or in the aggregate, have a material adverse effect upon the financial condition of either Company.

    3.6 Financial Statements. Each Company has heretofore furnished its Balance Sheet and Statement of Operations on the Consolidating Schedules of the Horrigan American, Inc. and Subsidiaries Consolidated Financial Statements as of December 31, 1992, and the related statement of income and retained earnings and changes in financial position for the fiscal year then ended. Such statements are correct and complete and fairly present the financial position of the Company as of the date thereof and the results of the Company's operations for the period then ended; such statements were prepared in accordance with generally accepted accounting principles and practices consistently applied; and from December 31, 1992, to the date of this Agreement there has not been any material adverse change in the financial condition of either Company.

    3.7 Judgments. To the knowledge of each Company, there are no judgments or other judicial or administrative orders outstanding against either Company nor, to the Company's knowledge, any action, suit or proceeding at law or in equity or by or before any governmental or administrative instrumentality or agency now pending or threatened which, if adversely determined, might reasonably be expected to adversely and materially impair the right of either Company to carry on its business as it is now conducted or materially and adversely affect the financial condition of either Company.

    3.8 Contracts. Subject to the rights of the other parties to suchContracts, each Company owns its Contracts free and clear of any and all liens except Permitted Liens.

    3.9 Equipment. Subject to the rights of the other parties to suchContracts, each Company owns its Equipment free and clear of any and all liens except permitted Liens.

    3.10 Environmental Matters. Neither of the Companies has received any citation or complaint relating to its making, storing, handling, generating or transporting of any hazardous substances.

    3.11 ERISA. Each of the Companies is in compliance in all material respects with the applicable provisions of ERISA and all regulations thereunder and no Reportable Event has occurred with respect to any Plan maintained in whole or in part for employees of either Company.

    3.12 Group Health Plan. Each of the Companies provides COBRA continuation coverage under group health plans for separating employees in accordance with the provisions of Section 4980B(f) of the Internal Revenue Code and is in compliance with the provisions of Section 1862(b)(1) of the Social Security Act.

    3.13 Investment Company Act. Neither of the Companies is an "investment company" as that term is defined in, and is not otherwise subject to regulation under, the Investment Company Act.

    3.14 Burdensome Documents. Neither of the Companies is a party to, or bound by, any agreement, indenture, instrument, judgment, decree or order of any court or other governmental body which, if performed or observed by such Company, would have a material and adverse effect on the business or financial condition of such Company or the ability of such Company to perform its obligations under this Agreement.

    3.15 Taxes. Except to the extent to which either of the Companies has contested the same by appropriate proceedings, or where the failure to file or pay shall not have a material, adverse effect on the business or financial condition of either of the Companies:

        (a) Each Company has filed all federal and state tax returns which it was required to file, and has paid or made adequate provision for the payment of all taxes which have become due pursuant to said returns.

        (b) To the best of each Company's knowledge, there are no claims pending or threatened against either Company for past federal or state taxes, except those, if any, as to which proper reserves are reflected in the financial statements of the Company.

    3.16 Laws.

        (a) To the knowledge of each Company, and except as otherwise provided in Section 3.15 as pertains to the filing of tax returns and the payment of taxes, each Company is in compliance with all laws applicable to such Company.

        (b) Except as otherwise disclosed to the Lender in writing, neither Company has received any notice, not heretofore complied with, from any federal, state or local governmental authority or commission to the effect that it is not in compliance with any law applicable to the Company.

    3.17 Regulation U. Neither of the Companies is engaged principally in, nor is one of its important activities, the business of extending credit for the purpose of purchasing or carrying any margin stock within the meaning of Regulation U of the Board of Governors of the Federal Reserve System of the United States.

    3.18 No Event of Default. No Event of Default has occurred and is continuing.

                                  ARTICLE 4

                             FINANCIAL STATEMENTS

    Each of the Companies covenants that, from the date of this Agreement until the termination of the Credit Facility and payment in full of the principal and interest on all Notes and Prior Notes, unless the Lender shall otherwise consent in writing:

    4.1 Books of Account. Each of the Companies shall maintain proper books of account in accordance with generally accepted accounting principles and practices consistently applied.

    4.2 Quarterly Financial Statements. As soon as available, but in any event within sixty (60) days after the end of each of the first three (3) fiscal quarterly periods, each of the Companies shall deliver to the Lender a consolidated and consolidating balance sheet of the Surety and its Subsidiaries, including each of the Companies, as of the last day of each such quarter, a consolidated and consolidating statement of operations and a consolidated statement of cash flows for such fiscal quarter, each prepared in accordance with generally accepted accounting principles consistently applied, in reasonable detail, and certified by an Officer of each Company as fairly presenting the financial position and the results of operations of the Surety and its Subsidiaries as of its date and for such quarter and as having been prepared in accordance with generally accepted accounting principles consistently applied (subject to year-end audit adjustments).

    4.3 Annual Financial Statements. Annually, as soon as available, but in any event within one hundred twenty (120) days after the last day of its fiscal year, each of the Companies shall deliver to the Lender a consolidated and consolidating balance sheet of the Surety and its Subsidiaries, including each of the Companies, as of such last day of the fiscal year, a consolidated and consolidating statement of operations, consolidated retained earnings, and a consolidated statement of cash flows for such fiscal year, each prepared in accordance with generally accepted accounting principles consistently applied, in reasonable detail, and certified without qualification by a recognized firm of independent certified public accountants reasonably acceptable to the

Lender as fairly presenting the financial position and the results of operations of the Surety and its Subsidiaries, including each of the Companies, as of and for the year ending on its date and as having been prepared in accordance with generally accepted accounting principles consistently applied.

    4.4 Other Information. Promptly after a written request therefor, each of the Companies shall provide to the Lender such other financial data and information evidencing compliance with the requirements of this Agreement, the Notes and the Suretyship as the Lender may reasonably request from time to time.

    4.5 Compliance Certificate. Concurrently with the delivery of the financial statements referred to in Sections 4.2 and 4.3 of this Agreement, each of the Companies shall deliver to the Lender a Compliance Certificate, in substantially the form of Exhibit "G" which is attached hereto and incorporated herein by reference, such Compliance Certificate to be executed by an Officer of each of the Companies and of the Surety.


                                  ARTICLE 5

                            AFFIRMATIVE COVENANTS

    Each of the Companies covenants that, from the date of this Agreement until the termination of the Credit Facility and payment in full of all amounts owing under all Notes and Prior Notes, unless the Lender shall otherwise consent in writing:

    5.1 Corporate Existence. Each of the Companies shall, and shall cause each of its Subsidiaries to, do or cause to be done all things necessary to preserve and keep in full force and effect their respective corporate existences and comply with all laws applicable thereto except where the failure to do so shall not have a material adverse effect upon the financial condition of such Company.

    5.2 Subsidiary. In the event that either of the Companies shall acquire or create any Subsidiary subsequent to the date of this Agreement, such Company shall notify the Lender thereof, which notice shall set forth the corporate name of such Subsidiary and the registered address thereof.

    5.3 Trade Names. Each of the Companies shall maintain, preserve and protect all franchises and trade names, or the failure to do so shall not have a material adverse effect upon the financial condition of such Company.

    5.4 Insurance. Each Company shall keep its assets, other than personal property subject to Contracts, insured against fire with extended coverage, and liability, dishonesty, disappearance and destruction coverage to the extent that such insurance is usually carried by companies of a similar size engaged in similar activities as such Company.

    5.5 Indebtedness. Except to the extent to which such Company shallcontest the same in good faith, each of the Companies shall pay all of its indebtedness and obligations promptly and in accordance with normal terms.

    5.6 Taxes and Claims. Except to the extent to which such Company contests the same by appropriate proceedings, or where the failure to file or pay shall not have a material, adverse effect on the business or financial condition of such Company, each of the Companies shall pay and discharge, or shall cause to be paid and discharged, all taxes and other governmental charges and assessments imposed upon it or upon its income or upon its assets, before the same shall become in default, as well as all lawful claims for labor, materials, supplies or otherwise which, if unpaid, might become a lien or charge upon such assets or any part thereof.

    5.7 Increased Cost.  In the event that any future law shall:

        (a) change the basis of taxation of any amounts payable to the Lender under this Agreement or the Notes issued by either of the Companies (other than taxes imposed on the overall net income of the Lender) by the United States or the jurisdiction in which the Lender has its principal offices; or

        (b) impose or modify any reserve, Federal Deposit Insurance Corporation premium or assessment, special deposit, minimum capital, capital ratio or similar requirements relating to any extensions of credit or other assets of, or any deposits with or liabilities of, the Lender;

and the result of any such event referred to in Subsection (a) or (b) above shall be to increase the Lender's costs of making or maintaining any Loan, or to reduce any amount receivable by the Lender from such Company in respect of any Loan, then, upon demand made by the Lender as promptly as practicable after it obtains knowledge that such aforesaid costs exist but in no event later than ninety (90) days after obtaining such knowledge, such Company shall pay to the Lender additional fees in an amount which shall be sufficient to compensate the Lender for such costs. In the event that the Lender shall make any demand for additional fees as hereinabove set forth, the Company upon which demand shall have been made shall be entitled to receive from the Lender documentation reasonably substantiating the occurrence of any event referred to in Subsection (a) or (b) above and a determination of how the increased costs to the Lender and the amount of additional fees to the Companies have been determined.

    5.8 Event of Default. In the event that any Officer of either of the Companies knows of any Event of Default which shall have occurred or knows of any occurrence of any event which, upon notice or lapse of time or both, would constitute an Event of Default, such Company shall promptly furnish to the Lender a statement as to such occurrence specifying the nature and extent thereof and the action, if any, which is proposed to be taken with respect thereto.

    5.9 Examination. Each of the Companies shall permit the representatives of the Lender to visit the Company to examine and make extracts from the books of account of the Company and its Subsidiaries and to discuss the affairs, finances and accounts of the Company and its Subsidiaries with, and to be advised as to the same by its and their Officers at all such reasonable times and intervals as the Lender shall desire; provided, however, that the Lender shall at all times preserve the confidentiality of all information and documents which it obtains or which come into its possession pertaining to each of the Companies, shall use such information and documents only with respect to its management of the lending relationship with the Companies and shall not share, disclose, divulge or otherwise publish or make known such information or documents to any other Person nor use such information or documents to compete in any manner with either of the Companies.

    5.10 Minimum Tangible Net Worth. The Surety and the Companies shall maintain on a consolidated basis a minimum Tangible Net Worth of Twenty-One Million Dollars ($21,000,000.00).

    5.11 Debt/Tangible Net Worth Ratio. The total debt of each Company to the Tangible Net Worth of such Company shall not exceed a ratio of seven to one (7.0 to 1.0).

    5.12 Cash Flow Ratio. The Surety and its Subsidiaries, including the Companies, on a consolidated basis, shall maintain a Cash Flow Ratio of at least one to one (1.0 to 1.0) as measured for the immediately preceding four
(4) fiscal quarters.

    5.13 Compliance with Laws. Each of the Companies shall comply with all laws, rules, regulations and decrees to which such Company is subject and a violation of which would have a material, adverse effect on the financial condition of such Company.

                                  ARTICLE 6

                              NEGATIVE COVENANTS

    Each of the Companies covenants that, from the date of this Agreement until termination of the Credit Facility and payment in full of all amounts owing under all Notes and Prior Notes, unless the Lender shall otherwise consent in writing:

    6.1 Subordinated Intercompany Debt. Neither Company, nor any of its Subsidiaries, shall at any time borrow any funds from HAI, the Surety, the other Company or any Subsidiary of either the Surety or the other Company which shall not constitute Subordinated Intercompany Debt.

    6.2 Limitation on Senior Debt/Subordinated Intercompany Debt. Neither Company shall at any time permit the sum of its Senior Debt and its Subordinated Intercompany Debt to exceed its Gross Borrowing Base.

    6.3 Limitation on Draw. Neither Company shall at any time permit its aggregate monthly Draw against all Participant Lenders to exceed its Available Borrowing Base.

    6.4 Liens. Neither Company shall, nor shall it permit any Subsidiary to, create, incur, assume or suffer to exist any lien upon any of the Contracts or Equipment now owned or hereafter acquired by the Company or by any of its Subsidiaries, other than Permitted Liens.

    6.5 Merger. Neither Company shall enter into any merger or consolidation with any Person; provided, however, that if no Event of Default shall have occurred and be continuing, either may merge or consolidate with the Surety, or any Subsidiary of either of the Companies or the Surety.

    6.6 Transfer of Assets. Neither of the Companies shall sell, lease or otherwise transfer or dispose of all of its assets nor shall such Company sell, lease or otherwise transfer or dispose of any substantial part of its assets except in the usual and ordinary course of its business; as used in this Subsection, the words "substantial part of its assets" shall mean at least twenty-five percent (25%) of the assets of the Company computed on the basis of the applicable book value thereof.

    6.7 Loans/Investments/Guaranties. On or after the date hereof, neither Company shall make, nor permit any Subsidiary to make, any loans to or investments in any other Person or to guarantee the obligation of or otherwise become liable for the indebtedness of any other Person except:

        (a) either Company or any Subsidiary of either Company may:

            (i) make Contracts in the ordinary course of business;

            (ii) make loans to or investments in, or guarantee the obligation of the Surety, the other Company or any Subsidiary of the Surety or either of the Companies which has as its principal activity the acquisition or purchase of Contracts;

            (iii) make loans to or investments in, or guarantee the obligation of any other Person acquired by the Surety or any of its Subsidiaries which has as its principal activity the acquisition or purchase of Contracts;

            (iv) make investments in interest bearing obligations of, or obligations guaranteed by, the United States of America;

        (b) AELH shall be permitted to make loans to AEL and shall be permitted to make investments in marketable securities, which investments in the aggregate at any one time do not exceed five percent (5%) of the consolidated assets of the Surety and its Subsidiaries.

    6.8 Related Persons. Except as set forth in Section 6.6 hereof, on or after the date hereof, neither Company shall:

        (a) make any loan to, investment in or any Contract with any Related Person;

        (b) guarantee, become a surety for or otherwise become liable for the indebtedness of any Related Person.

    6.9 Prohibited Uses. Neither Company shall use the proceeds of any Draw nor any part thereof:

        (a) Directly or indirectly to purchase or carry any margin stock or to extend credit to others for the purpose of purchasing or carrying any margin stock or to refund indebtedness originally incurred for such purpose.

        (b) For any purpose that violates or is inconsistent with the provisions of Regulations T, U or X of the Board of Governors of the Federal Reserve System.

                                  ARTICLE 7

                        EVENTS OF DEFAULT AND REMEDIES

    7.1 Events of Default. The occurrence of any of the following shall constitute an Event of Default by each of the Companies under this Agreement:

        (a) Failure by either of the Companies to pay to the Lender any amount due pursuant to this Agreement or any Note issued pursuant hereto or any Prior Note and the continuance of such failure for a period of ten (10) days after receipt by the Company of notice from the Lender pertaining thereto.

        (b) The creation by either of the Companies of any lien upon any of the Contracts except Permitted Liens.

        (c) The incorrectness in any material and adverse respect of any representation by either of the Companies contained in Article 3 of this Agreement or any certificate issued pursuant to this Agreement other than with respect to the creation by either of the Companies of any security interest, lien or encumbrance upon any of the Contracts, as of the date when such representation shall have been deemed to have been made pursuant to the provisions of this Agreement, and the failure by the applicable Company to cure such incorrectness within fifteen (15) days of receipt by the Company of notice from the Lender pertaining thereto.

        (d) Failure by either of the Companies to maintain and observe the covenants contained in Subsections 5.10, 5.11, 5.12, 6.2 or 6.3 of this Agreement or the failure by the Surety to maintain and observe the covenants contained in Subsections 5.9, 5.10 or 5.11 of the Suretyship and the failure by the applicable Company or Surety to appropriately cure the same or cause the same to be cured by prepaying such of its indebtedness under the Unsecured Funding Program or taking such other steps or causing such steps to be taken as are necessary to effect such cure, such prepayment or other steps to be completed within fifteen (15) days of receipt of knowledge by the applicable Company of such failure to maintain and observe the said covenants or receipt by the applicable Company of notice from the Lender pertaining thereto, whichever shall first occur.

        (e) Failure by either of the Companies to perform or observe any of the provisions contained in this Agreement other than those referred to in Subsections (a) through and including (d) of this Section which the Company is required to perform or observe, and the continuance of such failure for a period of thirty (30) days following receipt by the Company of notice with respect thereto from the Lender.

        (f) Other than as a result of any Public Offering:

            (i) HAI ceases to be the owner of more than fifty percent (50%) of the issued and outstanding capital stock of the Surety; or

            (ii) the Surety ceases to be the owner of more than fifty percent (50%) of the then issued and outstanding capital stock of either of the Companies.

        (g) Filing by either of the Companies of a voluntary petition in bankruptcy or a voluntary petition or application seeking reorganization, arrangement or readjustment of its debts or for any other relief under the Bankruptcy Code, or under any other insolvency act or law, state or federal, now or hereafter existing, or any formal written consent to, approval of, or acquiescence in any such petition or proceeding by the applicable Company; the application by the applicable Company for the appointment of, or the appointment by consent of the applicable Company, or acquiescence by the applicable Company in the appointment of, a receiver or trustee for the applicable Company or for all or any substantial part of its assets; or the making by the applicable Company of an assignment for the benefit of its creditors.

        (h) The filing of an involuntary petition against the applicable Company in bankruptcy or seeking reorganization, arrangement or readjustment of its debts or for any other relief under the Bankruptcy Code or under any other insolvency act or law, state or federal, now or hereafter existing; or the involuntary appointment of a receiver or trustee for the applicable Company or for all or any substantial part of its assets; and the continuance of any such event set forth above in this Subsection undismissed, unbounded, undischarged or otherwise uncontested for a period of thirty (30) days following receipt by the Company of notice with respect thereto.

        (i) Any breach, violation or default by either of the Companies under any agreement, contract, note or document to which it is a party pertaining to monies borrowed by it and the failure of the applicable Company to cure the same within any applicable grace period which results in the acceleration of such indebtedness in an amount in excess of an amount equal to one percent (1%) of the value of the consolidated assets of the applicable Company and its Subsidiaries.

        (j) Any Default under the Suretyship.

        (k) The revocation or attempted revocation by the Surety of any of its obligations to the Lender under the Suretyship.

    7.2 Remedies. If an Event of Default shall have occurred and be continuing, the Lender shall have the right to exercise any one or more of the following remedies against each of the Companies:

        (a) To be immediately relieved of any obligation to make any further Loans to either of the Companies pursuant to the Credit Facility.

        (b) To declare any and all existing Loans to be immediately due and payable.

        (c) To exercise such other rights and remedies as are by law, equity or statute permitted.

Notwithstanding anything to the contrary contained in this Agreement, should an Event of Default referred to in Sections 7.1(g) or (h) occur, the remedies of the Lender set forth in Subsections (a) and (b) of this Section shall be deemed to have been exercised by the Lender concurrently with the occurrence of such Event of Default and without further action on behalf of the Lender.

    7.3 Remedies Cumulative. All rights and remedies of the Lender hereunder or by law, equity or statute permitted are cumulative and may, to the extent permitted by applicable law, be exercised concurrently or separately. The exercIse of any one right or remedy shall not be deemed to be an exclusive election of such right or remedy.

    7.4 Waiver of Default. The Lender may, at any time and from time to time, execute and deliver to the Companies or either of them a written instrument waiving, on such terms and conditions as the Lender may specify in such written instrument, any of the requirements of this Agreement or any Event of Default and its consequences, provided that any such waiver shall be for such period of time and subject to such conditions as shall be specified in any such instrument. No such waiver shall extend to any subsequent or other Event of Default, or impair any right consequent thereto and shall be effective only in the specific instance and for the specific purpose for which given.

                                  ARTICLE 8

                           MISCELLANEOUS PROVISIONS

    8.1 Notice. Except as set forth in Section 2.10(b) of this Agreement, all notices relating hereto shall be in writing. All notices referred to in
Section 7.1 of this Agreement shall be delivered in person, shall be mailed by certified mail, postage prepaid, or shall be sent by nationally recognized overnight courier to an Officer of the Company. All other notices, except the notice referred to in Section 2.10(b) hereof, shall be delivered in person to the party to which such notice is being given or shall be mailed to such party by regular mail or certified mail, postage prepaid in each case, or shall be sent by nationally recognized overnight courier, to such party. The applicable addresses for all notices shall be:

            To AEL:
            AEL Leasing Co., Inc.
            Flying Hills Corporate Center
            P.O. Box 13428
            Reading, PA 19612
            Attention: Chief Funding Officer

            To ACCC:
            American Commercial Credit Corp.
            Flying Hills Corporate Center
            P.O. Box 13428
            Reading, PA 19612
            Attention: Chief Funding Officer

            To the Lender:
            Maryland National Bank
            P.O. Box 987, MS 021604
            Baltimore, MD 21202
            Attention: Laura L. Gamble, Vice President

unless the same shall be changed by like notice by any party to the others. Each of the Companies shall deliver all of the documentation referred to in
Section 2.10 of this Agreement to the Lender at its address set forth above.

    8.2 Accounting Principles. Except as otherwise provided, all computations which are to be made under this Agreement shall be in accordance with generally accepted accounting principles and practices.

    8.3 Waiver of Jury Trial. EACH OF THE COMPANIES WAIVES TRIAL BY JURY IN ANY LITIGATION IN ANY COURT WITH RESPECT TO, IN CONNECTION WITH OR ARISING OUT OF THIS AGREEMENT AND THE NOTES OR THE VALIDITY, INTERPRETATION AND ENFORCEMENT HEREOF OR THEREOF.

    8.4 Gender/Number. When the sense so requires, words which are used in this Agreement or the documentation referred to herein shall be deemed to be applicable to all genders and when used in the singular number shall be held to include the plural and vice versa.

    8.5 Construction. This Agreement and the documents referred to herein are entered into subsequent to negotiations among the parties and shall not be strictly construed against the preparing party.

    8.6 Additional Documents/Assurances. At any time, and from time to time, upon request by any of the parties hereto, the other parties hereto shall execute, deliver and acknowledge or cause to be executed, delivered and acknowledged such further documents and shall do such other acts and things as the requesting party may reasonably require in order to fully effect the purposes and intent of this Agreement.

    8.7 Benefit. This Agreement and the documents referred to herein shall be binding upon and inure to the benefit of each of the Companies and the Lender and their respective successors and, to the extent herein permitted, assigns, but no successor of either of the Companies may borrow hereunder without the Lender's prior written consent.

    8.8 Assignment. Neither of the Companies nor the Lender shall have the right to assign or delegate this Agreement or the documents referred to herein or any rights or duties hereunder or thereunder without the prior written consent of the other, which consent shall not be unreasonably withheld; provided, however, that the Lender, if a bank, may assign or participate all or any part of its interest herein to any other bank which is a subsidiary of any entity of which the Lender is also a subsidiary without the prior written consent of the applicable Company, provided, however, that notwithstanding such assignment or participation, in no event shall the applicable Company be required to issue more than one (1) repayment check per month on account of all Notes issued pursuant to this Agreement.

    8.9 Severability. If any provision of this Agreement or any documents referred to herein, or the application thereof to any party or circumstance, be held invalid or unenforceable, the remainder of this Agreement and the documentation referred to herein, and the application of such provision to other parties or circumstances, shall not be affected thereby and to this end, the provisions of this Agreement and the documentation referred to herein are declared severable.

    8.10 Integration. This Agreement and the documents referred to herein contain the entire understanding among the Companies and the Lender with respect to the subject matter hereof and such understanding shall not be amended, modified or terminated except in writing and duly executed on behalf of the Company and the Lender.

    8.11 Captions. The captions of each of the Sections of this Agreement do not constitute a part of this Agreement but are for informational purposes only.

    8.12 Counterparts. This Agreement may be executed in two (2) or more counterparts, each of which shall be deemed to be an original, but all of which together shall constitute but one and the same instrument.

    8.13 Jurisdiction. Each Company irrevocably submits to the jurisdiction of any state or federal court sitting in the State of Maryland over any proceeding arising out of this Agreement and irrevocably waives, to the fullest extent permitted by law, any objection that it may ever have to the laying of jurisdiction or venue in any such proceeding in any such court and any claim that any such proceeding brought in any such court has been brought in an inconvenient forum.

    8.14 Law. This Agreement and the documentation referred to herein shall be governed by and construed in accordance with the laws of the Commonwealth of Pennsylvania.

    IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.
                                        AEL LEASING CO., INC.

                                    By: ______________________________________
                                Attest: ______________________________________

                                        AMERICAN COMMERCIAL CREDIT CORP.

                                    By: ______________________________________
                                Attest: ______________________________________

                                        MARYLAND NATIONAL BANK

                                    By: ______________________________________
                                Attest: ______________________________________

                                                                     EXHIBIT A

                                     NOTE

$ ---------                                                   Dated:

                 (hereinafter referred to as "Company"), a corporation organized and existing under the laws of the Commonwealth of Pennsylvania and having a registered office at Flying Hills Corporate Center No. 6, Reading, Pennsylvania, hereby promises to pay to the order of Maryland National Bank (hereinafter referred to as "Lender") at the offices of the Lender at P.O. Box
987, MS 021604, Baltimore, MD, 21202, the principal sum of            and 00/
100 Dollars ($         ) together with interest thereon at the rate of
percent (     %) per annum, such interest to remain fixed for the term three hundred sixty/three hundred sixty (360/360) days.

    The Company shall repay the principal amount of this Note together with interest thereon at the annual rate set forth above until paid in full as follows:

        a. On              199 , the sum of
             and   /100 dollars ($         );

        b. Beginning on            , 199 , and continuing on the same date of
    each of the next fifteen (15) months thereafter, the sum of
    and   /100 dollars ($         );

        c. On            , 199 , the sum of
    and   /100 dollars ($         );

        d. Beginning on            , 199 , and continuing on the same date of
    each of the next ten (10) months thereafter, the sum of
    and   /100 dollars ($         );

        e. On            , 199 , the sum of
    and   /100 dollars ($         );

        f. Beginning on            , 199 , and continuing on the same date of
    each of the next ten (10) months thereafter, the sum of
    and   /100 dollars ($         );

        g. On            , 199 , the sum of
    and   /100 dollars ($         ).

    Each of such installments shall be applied first to the payment of accrued and unpaid interest and then to the payment of principal. Any payment received on a day other than its due date will be applied as aforesaid on the date received and the final payment will be recalculated and adjusted to reflect the actual interest accrued on the outstanding principal hereof. All payments shall be in lawful money of the United States of America.

    This Note is given by the Company to the Lender to evidence a Loan to be made by the Lender to the Company pursuant to the provisions of a certain Loan
Agreement dated June 28, 1993, among the Company,                and the
Lender.

    The Maker has certain rights of prepayment of the principal of this Note, which prepayment rights are more fully set forth in the Loan Agreement.

    An Event of Default by the Company under the Loan Agreement shall be an event of default under this Note and the holder hereof shall be entitled to all of the rights and remedies set forth in the Loan Agreement.

    Presentment for payment, protest or notice of dishonor are hereby waived by the Company.

    IN WITNESS WHEREOF, the Company has caused this Note to be executed on the day and year first above written.

                                    By:---------------------------------------
                                 Title:---------------------------------------

                                                                     EXHIBIT B


                            AEL LEASING CO., INC.


              18 Months                   -                  20%
              30 Months                   -                  65%
              42 Months                   -                  15%
              54 Months                  -                   -0-
              Ave. Maturity              29.4 Months

                       AMERICAN COMMERCIAL CREDIT CORP.

              18 Months                   -                  30%
              30 Months                   -                  52%
              42 Months                   -                  18%
              54 Months                  -                   -0-
              Ave. Maturity              28.6 Months

                                                                     EXHIBIT C

                             MODIFICATION NOTICE


Dear Ms. Gamble:

    Pursuant to the provisions of the Loan Agreement among AEL Leasing Co., Inc. and American Commercial Credit Corp. and Maryland National Bank ("Lender") dated June 28, 1993, you are hereby given notice that the nature of the Draw by each of the Companies on the Credit Facility supplied by the Lender is hereby modified and shall be as follows:

                         AS TO AEL LEASING CO., INC.

    1. Each Draw shall be comprised of three (3) Loans.

    2. The principal amount of each such Loan comprising the applicable Draw shall constitute the following proportion of the total amount of the
       Draw:

       a. Loan having a Loan Term of eighteen (18) months -- (     %) percent
          of the total amount of the Draw.

       b. Loan having a Loan Term of thirty (30) months -- (     %) percent of
          the total amount of the Draw.

       c. Loan having a Loan Term of forty-two (42) months -- (     %) percent
          of the total amount of the Draw.

    Until otherwise modified in accordance with the provisions of the Loan Agreement, all Draws made by AEL Leasing Co., Inc. on or after the date hereof shall be as set forth herein.

                    AS TO AMERICAN COMMERCIAL CREDIT CORP.


    1. Each Draw shall be comprised of three (3) Loans.

    2. The principal amount of each such Loan comprising the applicable Draw shall constitute the following proportion of the total amount of the
       Draw:

       a. Loan having a Loan Term of eighteen (18) months -- (     %) percent
          of the total amount of the Draw.

       b. Loan having a Loan Term of thirty (30) months -- (     %) percent of
          the total amount of the Draw.

       c. Loan having a Loan Term of forty-two (42) months -- (     %) percent
          of the total amount of the Draw.

    Until otherwise modified in accordance with the provisions of the Loan Agreement, all Draws made by American Commercial Credit Corp. on or after the date hereof shall be as set forth herein.

                                        Very truly yours,

                                        AEL LEASING CO., INC.

                                    By: ______________________________________
                                 Title: ______________________________________

                                        AMERICAN COMMERCIAL CREDIT CORP.

                                    By: ______________________________________
                                 Title: ______________________________________

                                                                     EXHIBIT D

                               LOAN CERTIFICATE


                                     Date

Dear Ms. Gamble:

    Pursuant to a Loan Agreement among AEL Leasing Co., Inc. and American Commercial Credit Corp. and Maryland National Bank dated June 28, 1993, is hereby submitting this Certificate to you and making a Draw against its Credit Facility, the Draw to be composed of three (3) loans having original principal amounts and loan terms as follows:

    Draw in the amount of                   dollars ($         ).
           Loan           Original Principal             Loan Term
                                 Amount
            1                       $                    18 Months
            2                       $                    30 Months
            3                       $                    42 Months

    The original Note evidencing such loans is enclosed herewith. Please wire transfer the total amount of the Draw to the Company's account at Meridian Bank having offices at Philadelphia, Pennsylvania. The applicable deposit account number is Horrigan American, Inc. Concentration Account, number 0905-6602 to the attention of Barbara H. Pattison, Vice President.

                                  Very truly yours,

                                  (INSERT COMPANY NAME)

                                    By:---------------------------------------
                                 Title:---------------------------------------

                                                                     EXHIBIT E

                          BORROWING BASE CERTIFICATE


                                     Date

Attention: Ms. Laura L. Gamble, Vice President

Dear Ms. Gamble:

    Pursuant to a Loan Agreement between AEL Leasing Co., Inc. and American Commercial Credit Corp. and Maryland National Bank dated June 28, 1993, we are hereby advising you that the Available Borrowing Base for the month of for the
("Company") is                   and 00/100 dollars ($         ) and the
aggregate Draw of the Company for the said month from all Participant Lenders
will be approximately                   and 00/100 dollars ($         ).

    The Available Borrowing Base as of                  , for the month of
       takedown, has been computed as follows:
       Gross Qualifying Assets                                          xxxxxx
           Less:                                                        xxxxxx
               Appropriate Deferred Income                                xxxx
               Accounts Payable to Suppliers                              xxxx
               Security Deposits                                        xxxxxx
                                                                       -------

       Net Qualifying Assets                                            xxxxxx
           Times a factor of                                                .9
           Gross Borrowing Base                                         xxxxxx
           Less:
               Outstanding Senior Debt                                  xxxxxx
               Outstanding Subordinated Intercompany Debt               xxxxxx
                                                                       -------
               Available Borrowing Base                                 xxxxxx

                                  Very truly yours,

                                  (INSERT COMPANY NAME)

                                    By:---------------------------------------
                                 Title:---------------------------------------

                                                                     EXHIBIT F


                                  SURETYSHIP


                                   BETWEEN

                     AMERICAN EQUIPMENT LEASING CO., INC.

                                     AND

                            MARYLAND NATIONAL BANK

                             DATED: JUNE 28, 1993

                                                                     EXHIBIT F


                                  SURETYSHIP

                                   BETWEEN

                     AMERICAN EQUIPMENT LEASING CO., INC.

                                     AND

                            MARYLAND NATIONAL BANK

                              TABLE OF CONTENTS


                                                                          PAGE
BACKGROUND...............................................................    1

ARTICLE 1 DEFINITIONS....................................................    1
     1.1  General Provisions.............................................    1
     1.2  Defined Terms..................................................    2

ARTICLE 2 ASSURANCE AND GUARANTY.........................................    5
     2.1  Prior Suretyship...............................................    5
     2.2  Assurance......................................................    5
     2.3  Liability......................................................    5
     2.4  Waiver.........................................................    5
     2.5  Consent........................................................    5
     2.6  Waiver of Claim; Survival......................................    6
     2.7  Reinstatement..................................................    6

ARTICLE 3 REPRESENTATIONS AND WARRANTIES.................................    6
     3.1  Organization...................................................    6
     3.2  Corporate Power................................................    6
     3.3  Authority......................................................    6
     3.4  Consent........................................................    7
     3.5  Proceedings....................................................    7
     3.6  Judgments......................................................    7
     3.7  Investment Company Act.........................................    7
     3.8  Burdensome Documents...........................................    7
     3.9  Taxes..........................................................    7
     3.10 Laws...........................................................    7
     3.11 Regulation U...................................................    7
     3.12 No Default.....................................................    7

ARTICLE 4 FINANCIAL STATEMENTS...........................................    7
     4.1  Books of Account...............................................    8
     4.2  Quarterly Financial Statements.................................    8
     4.3  Annual Financial Statements....................................    8
     4.4  Other Information..............................................    8
     4.5  Compliance Certificate.........................................    8

ARTICLE 5 AFFIRMATIVE COVENANTS..........................................    8
     5.1  Corporate Existence............................................    8
     5.2  Subsidiary.....................................................    8
     5.3  Trade Names....................................................    8
     5.4  Insurance......................................................    9
     5.5  Indebtedness...................................................    9
     5.6  Taxes and Claims...............................................    9

                                                                          PAGE
     5.7  Default........................................................    9
     5.8  Examination....................................................    9
     5.9  Minimum Tangible Net Worth.....................................    9
     5.10 Debt/Tangible Net Worth Ratio..................................    9
     5.11 Cash Flow Ratio................................................    9
     5.12 Compliance with Laws...........................................    9

ARTICLE 6 NEGATIVE COVENANTS.............................................    9
     6.1  Subordinated Intercompany Debt.................................   10
     6.2  Merger.........................................................   10
     6.3  Transfer of Assets.............................................   10
     6.4  Loans/Investments/Guaranties...................................   10
     6.5  Related Persons................................................   10

ARTICLE 7 DEFAULT AND REMEDIES...........................................   10
     7.1  Default........................................................   10
     7.2  Remedies.......................................................   11
     7.3  Remedies Cumulative............................................   12
     7.4  Waiver of Default..............................................   12

ARTICLE 8 MISCELLANEOUS PROVISIONS.......................................   12
     8.1  Place of Payment...............................................   12
     8.2  Notice.........................................................   12
     8.3  Accounting Principles..........................................   12
     8.4  Waiver of Jury Trial...........................................   12
     8.5  Gender/Number..................................................   12
     8.6  Construction...................................................   13
     8.7  Additional Documents/Assurances................................   13
     8.8  Benefit........................................................   13
     8.9  Assignment.....................................................   13
     8.10 Severability...................................................   13
     8.11 Integration....................................................   13
     8.12 Captions.......................................................   13
     8.13 Counterparts...................................................   13
     8.14 Jurisdiction...................................................   13
     8.15 Law............................................................   13

                                                                     EXHIBIT F

                                  SURETYSHIP

    This Suretyship is made as of this 28th day of June, 1993, by and between AMERICAN EQUIPMENT LEASING CO., INC., a corporation organized and existing under the laws of the Commonwealth of Pennsylvania having its principal offices at Flying Hills Corporate Center, Flying Hills, Reading, Pennsylvania, 19607

                                     AND

MARYLAND NATIONAL BANK, a national banking association having its principal offices at P.O. Box 987, Baltimore, MD, 21202.

                                  BACKGROUND

    The Surety is the sole shareholder of the capital stock of each of the Companies. The Companies are engaged in various business activities, including the offering of various financial services. From time to time in the course of its business activities, each of the Companies acquires and makes Contracts. Each of the Companies presently maintains a separate Unsecured Funding Program pursuant to which from time to time each of the Companies makes periodic borrowings, primarily in order to finance or refinance, directly or indirectly, the acquisition and making of Contracts.

    Each Participant Lender has agreed to modify the Unsecured Funding Program to permit, inter alia, a single Credit Facility which may be accessed by each of the Companies.

    In order to re-document the Unsecured Funding Program of each of the Companies, each Participant Lender, including the Lender, has been requested to enter into documentation substantially similar to the Agreement and the documentation referred to therein, and each Participant Lender, including the Lender, has agreed thereto.

    Concurrently herewith, each of the Companies and the Lender have entered into and executed the Agreement. One of the conditions of the Agreement is that the Surety execute and deliver this Suretyship to the Lender.

    NOW, THEREFORE, INTENDING TO BE LEGALLY BOUND HEREBY, the Surety and the Lender agree as follows:

                                  ARTICLE 1

                                 DEFINITIONS


    1.1 General Provisions.  Unless the context clearly requires otherwise:

        (a) Words and phrases used in this Suretyship or in any of the documents referred to herein which are not specifically defined in this Suretyship or in any of the documents referred to herein but which are defined in the Uniform Commercial Code shall have the meanings assigned to them in the Uniform Commercial Code.

        (b) All accounting terms used in this Suretyship or in the documents referred to herein which are not specifically defined in this Suretyship or in any of the documents referred to herein shall have the meanings assigned to them in accordance with generally accepted accounting principles and practices.

        (c) The word "including" shall be a word of enlargement rather than a word of limitation and shall be deemed to mean "including but not limited to" rather than "including only".

    1.2 Defined Terms. Unless the context clearly requires otherwise, the following words and phrases whenever used in the singular or the plural form and capitalized shall have the following meanings for the purposes of this Suretyship and all documents referred to herein:

        (a) "ACCC" shall mean American Commercial Credit Corp., a corporation organized and existing under the laws of the Commonwealth of Pennsylvania.

        (b) "AEL" shall mean AEL Leasing Co., Inc., a corporation organized and existing under the laws of the Commonwealth of Pennsylvania.

        (c) "Agreement" shall mean the Agreement dated this date among AEL, ACCC and the Lender, and all amendments and modifications thereto.

        (d) "Bankruptcy Code" shall mean the federal Bankruptcy Code, as amended and supplemented from time to time.

        (e) "Cash Flow Ratio" shall mean the ratio of Ratio Cash Receipts to Ratio Cash Disbursements for any fiscal period

        (f) "Company" shall mean, as applicable, either AEL or ACCC in its capacity as borrower under the Credit Facility.

        (g) "Companies" shall mean, collectively, AEL and ACCC.

        (h) "Compliance Certificate" shall mean the document referred to in section 4.5 of this Suretyship.

        (i) "Contract" shall mean any conditional sales contract, installment sales contract, commercial loan agreement, security agreement, lease, mortgage, other title retention instrument, promissory note or other
    evidence   of   indebtedness,   whether   secured  or  unsecured,  arising
    out of:

            (i) the making of any commercial loan by either of the Companies or any of their respective Subsidiaries to any Person other than to any Related Person,

            (ii) the acquisition, by purchase, merger or otherwise, by either of the Companies or any of their respective subsidiaries of the lender's rights with respect to any commercial loan to any Person other than to any Related Person,

            (iii) the sale or lease by either of the Companies or any of their respective subsidiaries of any Equipment or other personal property to any Person other than to any Related Person, or

            (iv) the acquisition, by purchase, merger or otherwise, by either of the Companies or any of their respective subsidiaries of the seller's or lessor's rights with respect to the sale or lease of any Equipment to any Person other than to any Related Person.

        (j) "Controlling Interest" shall mean, if applicable to a corporation, the right under ordinary circumstances to elect a majority of the members of the board of directors of such corporation, and if a partnership, general or limited, the ownership of fifty percent (50%) or more of the general partnership interests of such partnership.

        (k) "Credit Facility" shall mean the credit facility herein established by the Lender for the benefit of AEL and ACCC.

        (l) "Default" shall mean any of the events specified in section 7.1 of this Suretyship, provided that any requirement set forth in this Suretyship or the documentation referred to herein for notice, lapse of time or both, or any other condition has been satisfied.

        (m) "Draw" shall mean the periodic borrowing by either of the Companies of funds from the Lender by means of the making by the Lender to such Company of one (l) or more simultaneous Loans.

        (n) "Equipment" shall mean all equipment and other personal property, including software and all other general intangibles, which either of the Companies leases or sells to any Person pursuant to any Contract.

        (o) "Event of Default" shall mean any event specified in Section 7.1 of the Agreement provided that any requirement set forth in the Agreement or the documentation referred to therein for notice, lapse of time or both, or any other condition, has been satisfied.

        (p) "HAI" shall mean Horrigan American, Inc., a corporation organized and existing under the laws of the Commonwealth of Pennsylvania.

        (q) "Indebtedness" shall mean all indebtedness of each of the Companies to the Lender which is outstanding pursuant to the Credit Facility and which is evidenced by any Note or any Prior Note.

        (r) "Investment Company Act" shall mean the Investment Company Act of 1940, as amended and supplemented from time to time.

        (s) "Lender" shall mean Maryland National Bank, a national banking association.

        (t) "Loan" shall mean a borrowing by either Company from the Lender pursuant to the Credit Facility which, together with other such borrowings made on such date, shall constitute a Draw by such Company on the Credit Facility.

        (u) "Note" shall mean the promissory note referred to in Section 2.5 of the Agreement.

        (v) "Officer" shall mean the Chairman of the Board of Directors, the Chief Executive Officer, the Chief Operating Officer, the Chief Financial Officer, the Vice President of Funds Management or such other executive employee of the Surety whom the Surety shall designate by resolution of the Board of Directors of the Surety, certified as to authenticity by the Secretary or Assistant Secretary thereof, or by a consent in writing signed by all of the members of the Board of Directors of the Surety, a copy of which has been delivered to the Lender.

        (w) "Participant Lender" shall mean any bank, financial institution, insurance company, corporation or other entity which is participating or shall hereafter become a participant in the Unsecured Funding Program.

        (x) "Person" shall mean any individual, corporation, partnership, association, trust or other entity or organization, including but not limited to a governmental or political subdivision or agency or instrumentality thereof.

        (y) "Prior Agreement" shall mean any Unsecured Funding Program Agreement heretofore executed by either of the Companies and the Lender establishing or continuing an Unsecured Funding Program for the benefit of such Company, and all amendments and modifications thereto.

        (z) "Prior Note" shall mean any promissory note heretofore issued by either of the Companies pursuant to any Prior Agreement.

        (aa) "Prior Suretyship" shall mean the Suretyship between HAI and the Lender, and all amendments and modifications thereto.

        (ab) "Public Offering" shall mean the offering of any class of equity securities of the Surety or of either of the Companies pursuant to a registration statement under the Securities Act.

        (ac) "Ratio Cash Disbursements" for any fiscal period shall mean the sum of the following items, all as determined in accordance with generally accepted accounting principles as applied to the Surety's financial statements and as set forth in the Surety's Consolidated Balance Sheet and the Surety's Consolidated Statement of Cash Flows:

            (i) principal repayments of long-term Senior Debt;

            (ii) dividends paid;

            (iii) cost of acquired treasury stock;

            (iv) acquisition of investments;

            (v) acquisition of property and equipment (i.e. fixed assets);

            (vi) thirty-three and one-third percent (331/3%) of the fiscal period ending net subordinated Intercompany Debt outstanding; and

            (vii) thirty-three and one-third percent (331/3%) of the fiscal period ending short-term Senior Debt borrowings.

    "At its election, the Surety may exclude from (i) above any prepayments of principal which are not required to be made pursuant to the terms of the instruments and other documents governing such Senior Debt or any repayments which are concurrently refinanced in the ordinary course of business by a substantially equal amount of new Senior Debt.

        (ad) "Ratio Cash Receipts" for any fiscal period shall mean the sum of the following items, all as determined in accordance with generally accepted accounting principles as applied to the Surety's financial statements and as set forth in the Surety's Consolidated Statement of Cash
    Flows:

            (i) net cash provided by operating activities;

            (ii) principal collections of finance receivables;

            (iii) proceeds from issuance of capital stock;   (iv) proceeds
        from sale of investments;

            (v) proceeds from sale of property and equipment (i.e. fixed assets);

            (vi) proceeds from sale of finance receivables; and

            (vii) proceeds from sale of Equipment applicable to operating leases.

        (ae) "Related Person" shall mean HAI, the Surety, either Company, any Subsidiary or any other Person in which HAI, the Surety, either Company or any Subsidiary has a Controlling Interest.

        (af) "Securities Act" shall mean the Securities Act of 1933, as amended and supplemented from time to time.

        (ag) "Senior Debt" of the Surety shall mean the sum total of all amounts owing with respect to funds borrowed by the Surety or any of its Subsidiaries from banks, financial institutions, insurance companies, corporations and other entities other than Related Persons.

        (ah) "Subordinated Intercompany Debt" of the Surety shall mean the sum total of all amounts owing with respect to funds borrowed by the Surety or any of its Subsidiaries from HAI, either of the Companies or any Subsidiary of either the Surety or either of the Companies, the repayment of which by its terms is subordinated to the repayment of Senior Debt of the Surety.

        (ai) "Subsidiary" shall mean any corporation in which HAI, the Surety, either Company or any subsidiary of any of the foregoing, as applicable, directly or indirectly, owns or hereafter acquires a sufficient amount of capital stock having general voting power so as to permit HAI, the Surety, either Company or any subsidiary of any of the foregoing, as applicable, under ordinary circumstances to elect a majority of the members of the board of directors of such corporation.

        (aj) "Surety" shall mean American Equipment Leasing Co., Inc., a corporation organized and existing under the laws of the Commonwealth of Pennsylvania and having its registered office at Flying Hills Corporate Center, Flying Hills, Reading, Pennsylvania, 19607.

        (ak) "Suretyship" shall mean this Suretyship, and all amendments and modifications hereto.

        (al) "Tangible Net Worth" of the Surety shall mean the aggregate amount of equity of the stockholders of the Surety as determined in accordance with generally accepted accounting principles, less the aggregate amount of intangible assets of the Surety, which shall include goodwill, organization costs, franchises and trademarks.

        (am) "Uniform Commercial Code" shall mean the Pennsylvania Uniform Commercial Code, as amended and supplemented from time to time.

        (an) "Unsecured Funding Program" shall mean the program of unsecured credit facilities acquired by the Companies from various banks, financial institutions, insurance companies, corporations or other entities, the proceeds of which are to be used primarily to finance or refinance, directly or indirectly, the acquisition or making of Contracts and which programs shall be evidenced by documentation substantially similar to the Agreement, this Suretyship and other documentation referred to herein.

                                  ARTICLE 2

                            ASSURANCE AND GUARANTY


    2.1 Prior Suretyship. This Suretyship replaces and supersedes the Prior Suretyship which is hereby terminated.

    2.2 Assurance. The Surety hereby irrevocably assures and guarantees to the Lender the payment of the Indebtedness in accordance with the provisions of this Suretyship. This Suretyship is a continuing one and is irrevocable. This Suretyship is a guarantee of payment and not of collection.

    2.3 Liability. The amount of the Surety's liability hereunder is unlimited. The Lender may apply any payment received from the Surety on account of this Suretyship to the Indebtedness in such order as the Lender may elect, without regard to the date upon which such Indebtedness was incurred. The obligations of the Surety under this Suretyship shall not be subject to any counterclaim, set-off, reduction or defense based on any claim that the surety may have against either Company or any other creditor of either Company, and shall not be conditioned or contingent upon the pursuit or enforcement by the Lender of any remedy it may have against either Company under the Agreement, any Note or Prior Note, or otherwise. Any modification, limitation or discharge of the Indebtedness or any other obligations of either company to the Lender arising out of any bankruptcy or insolvency proceeding involving either Company shall not modify, limit, reduce, discharge or otherwise affect the liability of the Surety hereunder, and this Suretyship shall remain in full force and effect.

    2.4 Waiver. The Surety waives the following notices to it with respect to this Suretyship and its liability hereunder:

        (a) Of the acceptance hereof and reliance hereon.

        (b) Of the present existence or future incurring of Indebtedness.

        (c) Of the amount, terms and conditions of such Indebtedness.

        (d) Of any Event of Default by either of the Companies under the Agreement.

    2.5 Consent. The Surety consents to the form of the Agreement and any documentation referred to therein and to the modification of the form of the Agreement and any of the documentation referred to therein, provided such modification is agreed upon in writing by the Companies and the Lender. In addition, the Surety consents to any arrangement, renewal, extension, postponement, compromise, waiver or release with respect to the Indebtedness, and this Suretyship shall not be released by any such arrangement, renewal, extension, postponement, waiver or release with respect to the Indebtedness.

    2.6 Waiver of Claim; Survival. As a material inducement to the Lender to enter into the Agreement and this Suretyship, the Surety irrevocably waives and relinquishes any claim (as defined in 11 U.S.C. Section 101) it may now or hereafter have against either Company (including any right of subrogation, indemnification or reimbursement) on account of or arising out of any payment or transfer made by the Surety, or any payment or transfer which the Surety is obligated to make, to the Lender under this Suretyship or under any other agreement with a creditor of either Company. The Surety's obligations under this Suretyship shall survive the payment in full of all indebtedness until such payment has become final and is no longer subject to being set aside or recovered in any legal proceeding.

    2.7 Reinstatement. If any payment applied by Lender to any Indebtedness is thereafter set aside, recovered, rescinded or required to be returned for any reason (including bankruptcy, insolvency or reorganization of either Company), the Indebtedness to which such payment was applied shall, for the purposes of this Suretyship, be deemed to have continued in existence notwithstanding such application, and this Suretyship shall be enforceable as to such of the Indebtedness as fully as if such application had never been made.

                                  ARTICLE 3

                        REPRESENTATIONS AND WARRANTIES

    The Surety represents and warrants to the Lender that as of the date of this Suretyship, the following representations are true and correct and shall be true and correct as of the date of each Draw:

    3.1 Organization.  The Surety and each of the Companies:

        (a) Are corporations duly incorporated, validly existing and in good standing under the laws of their respective states of incorporation.

        (b) Have the corporate power and authority to own their respective assets and to carry on their respective businesses as now conducted.

        (c) Are duly qualified to do business in every jurisdiction where the nature of their respective assets owned or their operations conducted make such qualification necessary except where the failure to so qualify would not have a material adverse effect upon their financial condition.

    3.2 Corporate Power. The Surety has the corporate power to execute, deliver and perform this Suretyship.

    3.3 Authority. The execution, delivery and performance of thisSuretyship by the Surety has been duly authorized by all requisite corporate action on the part of the Surety and shall not:

        (a) To the knowledge of the Surety contravene any provision of law or any order of any court or other agency of government.

        (b) Contravene the articles of incorporation or by-laws of the Surety or any agreement, indenture or instrument binding upon the Surety.

        (c) Be in conflict with, result in the breach of or constitute, with due notice, lapse of time, or both, a default under any agreement, indenture or instrument binding upon the Surety.

        (d) Result in the creation or imposition of any lien, charge or encumbrance of any nature whatsoever upon any of the assets of the Surety.

    3.4 Consent. To the knowledge of the Surety, no action or consent of, or registration or filing with, any governmental instrumentality or other agency is required under existing law in connection with the execution, delivery and performance by the Surety of this Suretyship.

    3.5 Proceedings. To the knowledge of the Surety, there are no actions, suits or proceedings at law or in equity or by or before any governmental agency or other instrumentality now pending or threatened against or affecting the Surety or any of its assets which, if adversely determined, would individually or in the aggregate have a material adverse effect upon the financial condition of the Surety.

    3.6 Judgments. To the knowledge of the Surety, there are no judgments or other judicial or administrative orders outstanding against the Surety nor, to the Surety's knowledge, any action, suit or proceeding at law or in equity or by or before any governmental agency or instrumentality now pending or threatened which, if adversely determined, might reasonably be expected to adversely and materially impair the right of the Surety to carry on its business as it is now conducted or materially and adversely affect the financial condition of the Surety.

    3.7 Investment Company Act. The Surety is not an "investment company" as that term is defined in, and is not otherwise subject to regulation under, the Investment company Act.

    3.8 Burdensome Documents. The Surety is not a party to, nor bound by, any agreement, indenture, instrument, judgment, decree or order of any court or other governmental body which, if performed or observed by the Surety, would have a material and adverse effect on the business or financial condition of the Surety or the ability of the Surety to perform its obligations under this Suretyship.

    3.9 Taxes. Except to the extent to which the Surety has contested the same by appropriate proceedings, or where the failure to file or pay shall not have a material, adverse effect on the business or financial condition of the
Surety:

        (a) The Surety has filed all federal and state tax returns which it was required to file, and has paid or made adequate provision for the payment of all taxes which have become due pursuant to said returns.

        (b) To the best of the Surety's knowledge, there are no claims pending or threatened against the Surety for past federal or state taxes, except those, if any, as to which proper reserves are reflected in the financial statements of the Surety.

    3.10 Laws.

        (a) To the knowledge of the Surety, and except as otherwise provided in Section 3.9 as pertains to the filing of tax returns and the payment of taxes, the Surety is in compliance with all laws applicable to the Surety.

        (b) Except as otherwise disclosed to the Lender in writing, the Surety has not received any notice, not heretofore complied with, from any federal, state or local governmental instrumentality or agency to the effect that it is not in compliance with any law applicable to the Surety.

    3.11 Regulation U. The Surety is not engaged principally in, nor is one of its important activities, the business of extending credit for the purpose of purchasing or carrying any margin stock within the meaning of Regulation U of the Board of Governors of the Federal Reserve System of the United States.

    3.12 No Default.  No Default has occurred and is continuing.


                                  ARTICLE 4

                             FINANCIAL STATEMENTS

    The Surety covenants that, from the date of this Suretyship until the termination of the Credit Facility and payment in full of the principal and interest on all Notes and Prior Notes, unless the Lender shall otherwise consent in writing:

    4.1 Books of Account. The Surety shall maintain proper books of account in accordance with generally accepted accounting principles and practices consistently applied.

    4.2 Quarterly Financial Statements. As soon as available, but in any event within sixty (60) days after the end of each of the first three (3) fiscal quarterly periods, the Surety shall deliver to the Lender a consolidated and consolidating balance sheet of the Surety and its Subsidiaries, including each of the Companies, as of the last day of each such quarter, a consolidated and consolidating statement of operations and a consolidated statement of cash flows for such fiscal quarter, each prepared in accordance with generally accepted accounting principles consistently applied, in reasonable detail, and certified by an Officer of the Surety as fairly presenting the financial position and the results of operations of the Surety and its Subsidiaries as of its date and for such quarter and as having been prepared in accordance with generally accepted accounting principles consistently applied (subject to year-end audit adjustments).

    4.3 Annual Financial Statements. Annually, as soon as available, but in any event within one hundred twenty (120) days after the last day of its fiscal year, the Surety shall deliver to the Lender a consolidated and consolidating balance sheet of the Surety and its Subsidiaries, including each of the Companies, as of such last day of the fiscal year, a consolidated and consolidating statement of operations, consolidated retained earnings, and a consolidated statement of cash flows for such fiscal year, each prepared in accordance with generally accepted accounting principles consistently applied, in reasonable detail, and certified without qualification by a recognized firm of independent certified public accountants reasonably acceptable to the Lender as fairly representing the financial position and the results of operations of the Surety and its Subsidiaries, as of and for the year ending on its date and as having been prepared in accordance with generally accepted accounting principles consistently applied.

    4.4 Other Information. Promptly after a written request therefor from time to time, the Surety shall provide to the Lender such other financial data and information evidencing compliance with the requirements of this Suretyship as the Lender may reasonably request.

    4.5 Compliance Certificate. Concurrently with the delivery of the financial statements referred to in Sections 4.2 and 4.3 of this Suretyship, the Surety shall deliver to the Lender a Compliance Certificate, in substantially the form of Exhibit "G" of the Agreement which is attached thereto and incorporated therein by reference, such Compliance Certificate to be executed by an Officer of each of the Companies and of the Surety.

                                  ARTICLE 5

                            AFFIRMATIVE COVENANTS

    The Surety covenants that, from the date of this Suretyship until the termination of the Credit Facility and payment in full of all amounts owing under all Notes and Prior Notes, unless the Lender shall otherwise consent in writing:

    5.1 Corporate Existence. The Surety shall, and shall cause each of the Companies to, do or cause to be done all things necessary to preserve and keep in full force and effect their respective corporate existences and comply with all laws applicable thereto except where the failure to do so shall not have a material adverse effect upon the financial condition of the Surety.

    5.2 Subsidiary. In the event that the Surety shall acquire or create any Subsidiary subsequent to the date of this Suretyship, the Surety shall notify the Lender thereof, which notice shall set forth the corporate name of such Subsidiary and the registered address thereof.

    5.3 Trade Names. The Surety shall maintain, preserve and protect all franchises and trade names except where the failure to do so shall not have a material adverse effect upon the financial condition of the Surety.

    5.4 Insurance. The Surety shall keep its assets insured against fire with extended coverage, and liability, dishonesty, disappearance and destruction coverage to the extent that such insurance is usually carried by companies of a similar size engaged in similar activities as the Surety.

    5.5 Indebtedness. Except to the extent to which the Surety shall contest the same in good faith, the Surety shall pay all of its debts and obligations promptly and in accordance with normal terms.

    5.6 Taxes and Claims. Except to the extent to which the Surety contests the same by appropriate proceedings, or where the failure to file or pay shall not have a material, adverse effect on the financial condition of the Surety, the Surety shall pay and discharge, or shall cause to be paid and discharged, all taxes and other governmental charges and assessments imposed upon it or upon its income or assets, before the same shall come in default, as well as lawful claims for labor, materials, supplies or otherwise which, if unpaid, might become a lien or charge upon such assets or any part thereof.

    5.7 Default. In the event that any Officer of the Surety knows of any Default which shall have occurred or knows of any occurrence of any event which, upon notice or lapse of time or both, would constitute a Default, the Surety shall promptly furnish to the Lender a statement as to such occurrence specifying the nature and extent thereof and the action, if any, which is proposed to be taken with respect thereto.

    5.8 Examination. The Surety shall permit the representatives of the Lender to visit the Surety to examine and make extracts from the books of account of the Surety and its Subsidiaries and to discuss the affairs, finances and accounts of the Surety and its Subsidiaries with, and to be advised as to the same by, its and their Officers at all such reasonable times and intervals as the Lender shall desire; provided, however, that the Lender shall at all times preserve the confidentiality of all information and documents which it obtains or which come into its possession pertaining to the Surety and its Subsidiaries, shall use such information and documents only with respect to its management of the lending relationship with the Companies and shall not share, disclose, divulge or otherwise publish or make known such information or documents to any other Person nor use such information or documents to compete in any manner with the Surety or either of the Companies.

    5.9 Minimum Tangible Net Worth. The Surety and the Companies shall maintain on a consolidated basis a minimum Tangible Net Worth of Twenty-One Million Dollars ($21,000,000.00).

    5.10 Debt/Tangible Net Worth Ratio. The consolidated total debt of the Surety and the Companies to the Tangible Net Worth of the Surety and the Companies shall not exceed a ratio of seven to one (7.0 to 1.0).

    5.11 Cash Flow Ratio. The Surety and its Subsidiaries, including the Companies, on a consolidated basis, shall maintain a Cash Flow Ratio of at least one to one (1.0 to 1.0) as measured for the immediately preceding four
(4) fiscal quarters.

    5.12 Compliance with Laws. The Surety shall comply with all laws, rules, regulations and decrees to which the Surety is subject and a violation of which would have a material, adverse effect on the financial condition of the Surety.

                                  ARTICLE 6

                              NEGATIVE COVENANTS

    The Surety covenants that, from the date of this Suretyship until the termination of the Credit Facility and payment in full of all amounts owing under all Notes and Prior Notes, unless the Lender shall otherwise consent in writing:

    6.1 Subordinated Intercompany Debt. Neither the Surety, nor any of its Subsidiaries, shall at any time borrow any funds from HAI, either of the Companies or any Subsidiary of either the Surety or either of the Companies which shall not constitute Subordinated Intercompany Debt.

    6.2 Merger. The Surety shall not enter into any merger or consolidation with any Person; provided, however, that if no Default shall have occurred and be continuing, the Surety may merge or consolidate with either Company or any Subsidiary of either Company or the Surety.

    6.3 Transfer of Assets. The Surety shall not sell, lease or otherwise transfer or dispose of all of its assets nor shall the Surety sell, lease or otherwise transfer or dispose of any substantial part of its assets except in the usual and ordinary course of its business; as used in this Subsection, the words "substantial part of its assets" shall mean at least twenty-five percent (25%) of the assets of the Surety computed on the basis of the applicable book value thereof.

    6.4 Loans/Investments/Guaranties. On or after the date hereof, the Surety shall not make, nor permit any Subsidiary to make, any loans to or investments in any other Person or to guarantee the obligation of or otherwise become liable for the indebtedness of any other Person except:

        (a) either the Surety or any Subsidiary of the Surety may:

            (i) make Contracts in the ordinary course of business;

            (ii) make loans to or investments in, or guarantee the obligation of, either of the Companies or any Subsidiary of the Surety or either of the Companies which has as its principal activity the acquisition or purchase of Contracts;

            (iii) make loans to or investments in, or guarantee the obligation of, any other Person acquired by the Surety or any of its Subsidiaries which has as its principal activity the acquisition or purchase of Contracts;

            (iv) make investments in interest bearing obligations of, or obligations guaranteed by, the United States of America;

        (b) AELH shall be permitted to make loans to AEL and shall be permitted to make investments in marketable securities, which investments in the aggregate at any one (1) time do not exceed five percent (5%) of the consolidated assets of the Surety and its Subsidiaries.

    6.5 Related Persons. Except as set forth in Section 6.6 hereof, on or after the date hereof, the Surety shall not:

        (a) make any loan to, investment in or any Contract with any Related Person;

        (b) guarantee, become a surety for or otherwise become liable for the indebtedness of any Related Person.

                                  ARTICLE 7

                             DEFAULT AND REMEDIES


    7.1 Default. The occurrence of any of the following shall constitute a Default by the Surety under this Suretyship:

        (a) Failure by the Surety to pay to the Lender any amount due pursuant to this Suretyship, and the continuance of such failure for a period of ten (10) days after receipt by the Surety of notice from the Lender pertaining thereto.

        (b) The incorrectness in any material and adverse respect of any representation by the Surety, and the failure by the Surety to cure such incorrectness within fifteen (15) days of receipt by the Surety of notice from the Lender pertaining thereto.

        (c) The failure by either of the Companies to maintain and observe the covenants contained in Subsections 5.10, 5.11, 5.12, 6.2 or 6.3 of the Agreement or the failure by the Surety to maintain and observe the covenants contained in Subsections 5.9, 5.10 or 5.11 of this Suretyship and the failure by either of the Companies or the Surety, as applicable, to appropriately cure the same or cause the same to be cured by prepaying such of its indebtedness under the Unsecured Funding Program or taking such other steps or causing such steps to be taken as are necessary to effect such cure, such prepayment or other steps to be completed within fifteen (15) days of receipt of knowledge by either of the Companies or the Surety, as applicable, of such failure to maintain and observe the said covenants, or receipt by either of the Companies or the Surety, as applicable, of such failure to maintain and observe the said covenants, or receipt by either of the Companies or Surety, as applicable, of notice from the Lender pertaining thereto, whichever shall first occur.

        (d) Failure by the Surety to observe or perform any of the provisions contained in this Suretyship other than those referred to in Subsections
    (a) through and including (c) of this Section which the Surety is required to observe or perform, and the continuance of such failure for a period of thirty (30) days following receipt by the Surety of notice with respect thereto from the Lender.

        (e) Filing by the Surety of a voluntary petition in bankruptcy or a voluntary petition or application seeking reorganization, arrangement or readjustment of its debts or for any other relief under the Bankruptcy Code, or under any other insolvency act or law, state or federal, now or hereafter existing, or any formal written consent to, approval of, or acquiescence in any such petition or proceeding by the Surety; the application by the Surety for the appointment of, or the appointment by consent of the Surety of, or acquiescence by the Surety in the appointment of, a receiver or trustee for the Surety or for all or any substantial part of its assets; the making by the Surety of an assignment for the benefit of its creditors.

        (f) Other than as a result of any Public Offering:

            (i) HAI ceases to be the owner of more than fifty percent (50%) of the issued and outstanding capital stock of the Surety; or

            (ii) the Surety ceases to be the owner of more than fifty percent (50%) of the then issued and outstanding capital stock of either of the Companies.

        (g) The filing of an involuntary petition against the Surety in bankruptcy or seeking reorganization, arrangement or readjustment of its debts or for any other relief under the Bankruptcy Code or under any other insolvency act or law, state or federal, now or hereafter existing; or the involuntary appointment of a receiver or trustee for the Surety or for all or any substantial part of its assets; and the continuance of any such event set forth above in this Subsection undismissed, unbonded, undischarged or otherwise uncontested for a period of thirty (30) days following receipt by the Surety of notice with respect thereto.

        (h) Any breach, violation or default by the Surety under any agreement, note or other instrument to which it is a party pertaining to monies borrowed by it and the failure of the Surety to cure the same within any applicable grace period which results in the acceleration of such indebtedness in an amount in excess of an amount equal to one percent (1%) of the value of the consolidated assets of the Surety and its Subsidiaries.

        (i) Any Event of Default under the Agreement.

        (j) The revocation or attempted revocation by the Surety of any of its obligations to the Lender under this Suretyship.

    7.2 Remedies. If a Default shall have occurred and be continuing, the Lender shall have the right to exercise any one or more of the following remedies against the Surety:

        (a) To declare any and all existing Loans to be immediately due and payable.

        (b) To exercise such other rights and remedies as are by law, in equity or by statute permitted.

Notwithstanding anything to the contrary contained in this Suretyship, should a Default referred to in Section 7.1(e) or 7.1(g) occur, the remedy of the Lender set forth in Subsection (a) hereof shall be deemed to have been exercised by the Lender concurrently with the occurrence of such Default and without further action on behalf of the Lender.

    7.3 Remedies Cumulative. All rights and remedies of the Lender hereunder or by law, equity or statute permitted are cumulative and may, to the extent permitted by applicable law, be exercised concurrently or separately. The exercise of any one right or remedy shall not be deemed to be an exclusive election of such right or remedy.

    7.4 Waiver of Default. The Lender may, at any time and from time to time, execute and deliver to the Surety a written instrument waiving, on such terms and conditions as the Lender may specify in such written instrument, any of the requirements of this Suretyship or any Default and its consequences, provided that any such waiver shall be for such period of time and subject to such conditions as shall be specified in any such instrument. No such waiver shall extend to any subsequent or other Default, or impair any right consequent thereto and shall be effective only in the specific instance and for the specific purpose for which given.

                                  ARTICLE 8

                           MISCELLANEOUS PROVISIONS

    8.1 Place of Payment. All payments to be made by the Surety pursuant to this Suretyship shall be made to the Lender at the address set forth in
Section 8.2 hereof or at such other address as the Lender shall hereafter specify by notice to the Surety.

    8.2 Notice. All notices referred to in this Suretyship shall be in writing and delivered in person, shall be mailed by certified mail, postage prepaid, or shall be sent by nationally recognized overnight courier to such party. The applicable addresses for all notices shall be:

        To Surety:

        American Equipment Leasing Co., Inc.
        Flying Hills Corporate Center
        P.O. Box 13428
        Reading, PA 19612-3428
        Attn: Chief Funding Officer


        To Lender:

        Maryland National Bank
        P.O. Box 987, MS 021604
        Baltimore, MD 21202
        Attention: Laura L. Gamble, Vice President

unless the same shall be changed by like notice by any party to the other.

    8.3 Accounting Principles. Except as otherwise provided, all computations which are to be made under this Suretyship shall be in accordance with generally accepted accounting principles and practices.

    8.4 Waiver of Jury Trial. THE SURETY WAIVES TRIAL BY JURY IN ANY LITIGATION IN ANY COURT WITH RESPECT TO, IN CONNECTION WITH OR ARISING OUT OF THIS SURETYSHIP OR THE VALIDITY, INTERPRETATION AND ENFORCEMENT HEREOF OR THEREOF.

    8.5 Gender/Number. When the sense so requires, words which are used in this Suretyship or the documentation referred to herein shall be deemed to be applicable to all genders and when used in the singular number shall be held to include the plural and vice versa.

    8.6 Construction. This Suretyship and the documents referred to herein are entered into subsequent to negotiations among the parties and shall not be strictly construed against the preparing party.

    8.7 Additional Documents/Assurances. At any time, and from time to time, upon request by any of the parties hereto, the other parties hereto shall execute, deliver and acknowledge, or cause to be executed, delivered and acknowledged, such further documents and shall do such other acts and things as the requesting party may reasonably require in order to fully effect the purposes and intent of this Suretyship.

    8.8 Benefit. This Suretyship and the documents referred to herein shall be binding upon and inure to the benefit of the Surety and the Lender and their respective successors and, to the extent permitted herein, assigns.

    8.9 Assignment. Neither the Surety nor the Lender shall have the right to assign or delegate this Suretyship or the documents referred to herein or any rights or duties hereunder or thereunder without the prior written consent of the other, which consent shall not be unreasonably withheld; provided, however, that the Lender, if a bank, may assign or participate all or any part of its interest herein to any other bank which is a subsidiary of any entity of which the Lender is also a subsidiary without the prior written consent of the Surety.

    8.10 Severability. If any provision of this Suretyship or any document referred to herein, or the application thereof to any party or circumstance, be held invalid or unenforceable, the remainder of this Suretyship and the documents referred to herein, and the application of such provision to other parties or circumstances, shall not be affected thereby and to this end, the provisions of this Agreement and the documentation referred to herein are declared severable.

    8.11 Integration. This Suretyship and the documents referred to herein contain the entire understanding between the Surety and the Lender with respect to the subject matter hereof and such understanding shall not be amended, modified or terminated except in writing and duly executed on behalf of the Surety and the Lender.

    8.12 Captions. The captions of each of the Sections of this Suretyship do not constitute a part of this Suretyship but are for informational purposes only.

    8.13 Counterparts. This Suretyship may be executed in two (2) or more counterparts, each of which shall be deemed to be an original, but all of which together shall constitute but one and the same instrument.

    8.14 Jurisdiction. The Surety irrevocably submits to the jurisdiction of any state or federal court sitting in the State of Maryland over any proceeding arising out of this Suretyship and irrevocably waives, to the fullest extent permitted by law, any objection that it may ever have to the laying of jurisdiction or venue in any such proceeding in any such court and any claim that any such proceeding brought in any such court has been brought in an inconvenient forum.

    8.15 Law. This Suretyship and the documentation referred to herein shall be governed by and construed in accordance with the laws of the Commonwealth of Pennsylvania.

    IN WITNESS WHEREOF, the parties hereto have executed this Suretyship as of the day and year first above written.

                                       AMERICAN EQUIPMENT LEASING CO., INC.

                                    By:---------------------------------------

                                Attest:---------------------------------------

                                       MARYLAND NATIONAL BANK

                                    By:---------------------------------------

                                Attest:---------------------------------------

                                                                     EXHIBIT G

                            COMPLIANCE CERTIFICATE

    The undersigned hereby certifies that he is                             of
American Equipment Leasing Co., Inc. (Surety), AEL Leasing Co., Inc. (AEL), and American Commercial Credit Corp. (ACCC) (AEL and ACCC being hereinafter individually referred to as "Company" and collectively referred to as "Companies"), and, as such, is authorized to execute this Compliance Certificate on behalf of each Company, pursuant to Loan Agreements among AEL, ACCC and each of the Participant Lenders. Each capitalized term used herein which is defined in the applicable Loan Agreement ("Loan Agreement") or the applicable Suretyship ("Suretyship") shall have the meaning set forth in the Loan Agreement or Suretyship, as applicable. The undersigned hereby certifies, to the best of his knowledge and belief, based upon a review made under his supervision, that:

I. Each Company has performed and observed all of its obligations under the Loan Agreement, the Notes or any of the other loan documents applicable to the Company. No Event of Default under the Loan Agreement or Default under the Suretyship has occurred.

II. Set forth below are the calculations necessary to demonstrate each Company's compliance with the financial covenants contained in the Loan Agreement, in each case as of the date of the balance sheet furnished contemporaneously with this Certificate (the "Balance Sheet Date"):

AMERICAN EQUIPMENT LEASING CO., INC.:

(A) Cash Flow Ratio.

        See Section 5.11 of the Suretyship.

(B) Ratio of Total Consolidated Debt to Consolidated Tangible Net Worth.

        See Section 5.10 of the Suretyship.

(C) Minimum Consolidated Tangible Net Worth.

        See Section 5.9 of the Suretyship.

AEL LEASING CO., INC.:

(D) Ratio of Total Debt to Tangible Net Worth.

        See Section 5.11 of the Loan Agreement.

AMERICAN COMMERCIAL CREDIT CORP.:

(E) Ratio of Total Debt to Tangible Net Worth.

        See Section 5.11 of the Loan Agreement.

    The undersigned has issued this Certificate to the Lender under the Loan Agreements, knowing that the Lender will rely upon the accuracy of the statements made herein.

    IN WITNESS WHEREOF, the undersigned has signed and sealed this Certificate
this day of      , 199 .

                                       AMERICAN EQUIPMENT LEASING CO., INC.
                                       AEL LEASING CO., INC.
                                       AMERICAN COMMERCIAL CREDIT CORP.

                                   By: ---------------------------------------
                                Title: ---------------------------------------

                                                                 EXHIBIT 10.1

                                  EMPLOYMENT AGREEMENT

THIS AGREEMENT, made this first (1st) day of January 1994, by and between Horrigan American, Inc. (hereinafter called "Company") and Arthur A. Haberberger (hereinafter called "Officer").

                                       Background

The Company is presently engaged primarily in the business of diversified financial services. The Officer is presently serving as President and Chief Executive Officer of the Company.

During the course of his employment by the Company, the Officer has acquired valuable experience, knowledge, expertise, and management skills. It is the desire of both the Company and the Officer that the employment relationship existing between them continue to the mutual benefit of each.

                              W I T N E S S E T H :

1. Employment and Duties. The Company hereby employs the Officer to perform such duties as may be determined and assigned to him by his immediate supervisor.

2. Performance. The Officer agrees to devote all of his working time and best efforts to the performance of his duties as President and Chief Executive Officer and to the performance of other such duties as are assigned to him from time to time by his immediate supervisor.

3. Term. Except in the case of earlier termination, as hereinafter specifically provided, the term of this Agreement shall be from January 1, 1994, through December 31, 1994; provided, however, that this Agreement shall be extended by one calendar day for each expired calendar day after January 1, 1994, until December 31, 1994, with the alternate termination of this Agreement not later than December 31, 1995. Notwithstanding the foregoing extension of the Agreement, the Company and the Officer may mutually agree to renegotiate this Agreement or enter into a new Agreement after December 31, 1994.

4. Compensation. Compensation, wherever used in this Agreement, shall mean all base compensation and all earned incentive compensation.

     (a) For all the services to be rendered by the Officer in any capacity hereunder, including services as an officer, member of any committee, or any other duties assigned to him by his immediate supervisor, the Company agrees to pay the Officer a base salary of $125,000 per annum, payable in equal semi-monthly installments on the fifteenth
          (15th) and last day of each month. The Company, at its option, may increase the Officer's compensation at any time at its convenience.

     (b) The Company further agrees to pay the Officer incentive compensation according to the following program:

               HAI Super Hurdle Plan
               HAI Hurdle Plan
               AEL/ACC/AELH Hurdle Plan
               ARE, AEL Funding, and HAI Investment Hurdle Plan
               Phantom Stock Plan

5. Life Insurance. The Officer agrees that the Company, at its discretion, may apply for and procure in its own name and for its own benefit, life insurance in any amount or amounts considered advisable and that the Officer shall have no right, title, or interest therein; and, further, he agrees to submit to any reasonable medical or other examination and to execute and deliver any application or other instrument, in writing, necessary to effectuate such insurance.

6. Business Expenses. Consistent with established Company policy, the Company will compensate the Officer for his eligible business expenses to include: travel, meals, and miscellaneous expenses incurred locally; and travel, meals, lodging, and miscellaneous expenses incurred while the Officer is away on business. Such reimbursement shall be made by the Company upon submission of a signed statement by the Officer itemizing such expenses.

7.  Termination.

    (a) Voluntary Company Termination: The Company may terminate this Agreement at any time upon two (2) months' notice to the Officer; and the Company shall be obligated to pay the Officer two (2) months' compensation plus one (1) month's compensation pro-rated for each two
         (2) years of continuous service as an Officer (vice president or above) of the Company or any affiliated sister company, up to a maximum of ten (10) additional months' compensation. A month's compensation shall be determined as the greater of:

         (1) The combined total of one-sixth (1/6) of the base compensation which was paid to the Officer during the prior six (6) month period and one-twelfth (1/12) of any incentive compensation which was paid to the Officer during the prior twelve (12) month period or

         (2) The combined total of one-sixth (1/6) of the base compensation which was paid to the Officer during the prior six-month period and a pro rata share, based upon the number of full weeks worked, of any incentive compensation due and owing for the year in which the Officer is terminated.

         If the Officer is separated by the Company in accordance with Paragraph 7(a), it is expressly understood that it is not a termination of employment as defined in 7(c) herein.

    (b) Voluntary Officer Termination: The Officer may terminate this Agreement at any time upon two (2) months' notice to the Company, and the Company shall be obligated to pay to the Officer two (2) months' compensation. A month's compensation shall be determined as defined in 7(a).

    (c) Involuntary Company Termination: The Company may also terminate this Agreement on one (1) day's notice, if the termination is for any of the following employment-related causes, and, in that event, the Company shall not be obligated to pay the Officer any further compensation:

         (c-1) Willful failure or refusal of the Officer to adequately perform the duties and obligations of his employment, if such willful failure or refusal is determined upon review by an arbitration committee of three (3) Officers appointed by the Chief Human Resources Officer.

         (c-2) Any breach by the Officer of the provisions of this Agreement, if such breach is determined upon review by an arbitration committee of three (3) Officers appointed by the Chief Human Resources Officer.

         (c-3) Conviction of the Officer for any felony or other criminal offense involving dishonesty or moral turpitude which is related to his employment with the Company or to his duties as an Officer;

         (c-4) Other just cause, if such just cause is determined upon review by an arbitration committee of three (3) Officers appointed by the Chief Human Resources Officer.

8.  Death.

    (a) In the event of the Officer's death during the term of this Agreement, it shall terminate immediately. Unless the Officer has left a different designation on file with the Company, the Officer's surviving spouse or, if there is no surviving spouse, the minor children (to include all children who are full-time students regardless of age) or, if there are no surviving children, the Officer's estate shall be entitled to receive six (6) months' compensation due the Officer. A month's compensation shall be determined as defined in paragraph 7(a). This compensation shall be paid in equal monthly installments, commencing the first of the month following the Officer's death, and shall be paid proportionately over a period of eighteen (18) months.

    (b) In addition, should the Officer at any time die while a party to this Agreement, the Company shall pay within three (3) months after the date of the Officer's death, a death benefit of Five Thousand Dollars ($5,000.00) to the Officer's surviving spouse or, if there is no surviving spouse, to the surviving children in equal shares or, if there are no surviving children, to the Officer's estate, unless the Officer has left a different designation on file with the Company.

9. Disability. If, during the term of this Agreement, the Officer should fail to perform his duties hereunder on account of illness or other incapacity, and such illness or incapacity shall continue for a period of six (6) months, the Company shall have the right to terminate this Agreement. In that event, the Company shall be obligated to pay the Officer his compensation up to the date of termination. Such compensation may be reduced by the amount of any proceeds received by the Officer from any Company-funded program such as disability insurance, Worker's Compensation, or Social Security, during the six (6) month period.

10. Discontinuance of Business. If, during the term of this Agreement, the Company should involuntarily discontinue or interrupt the operation of its business for a period of one (1) month, this Agreement shall automatically terminate without further liability on the part of either the parties hereto.

11. Restrictions.

    (a)  The Officer acknowledges that:

         (a-1) During the course of his employment with the Company and during the term of this Agreement, the Officer has and shall continue to have access to learn, be provided with, prepare, or create Confidential Information, all of which is of substantial value to the Company's business and the disclosure of which would be harmful to the Company.

         (a-2) In the event, either during the term of this Agreement or any time thereafter, the Officer should disclose to any other person or entity any such Confidential Information, use for the Officer's own benefit or for the benefit of any other person or entity any such Confidential Information, or make copies or notes of any such Confidential Information except as may be required in the normal course of the Officer's duties, such conduct would be inconsistent with and a breach of the confidence and trust inherent in the Officer's position with the Company, unless such information has already become common knowledge, or unless the Officer is compelled to disclose such information by governmental process.

    (b) During the term of this Agreement, the Officer agrees to devote all of his working time and best efforts to further the interests of the Company, and he shall not directly or indirectly, alone or as a partner, officer, director, or stockholder of any other institution, be engaged in any other commercial activity whatsoever, or continue or assume any other corporate affiliations without the consent of the Board of Directors of the Company.

         EXCEPTION: It shall not be deemed a violation of this Agreement for the Officer to engage in independent consulting activities including Corporate Directorships for third party companies and individuals, and to retain the compensation therefore for his individual use, providing such consultation does not involve services and advice given to any firm or company on the activities and business of this Company or any of its subsidiaries or affiliates, and further provided such consultation is not with a customer or competitor of the Company without the prior written approval of the Board of Directors of Company. It is further understood that such consulting shall be on personal time.

    (c)  The Officer acknowledges:

         (c-1) The Company's products and services are highly specialized items.

         (c-2) The Company has a proprietary interest in the identity of its customers and customer lists.

         (c-3) During the term of this Agreement, the Officer will have access to and become familiar with various trade secrets and highly confidential information of the Company, including but not necessarily limited to, documents and information regarding the Company's services, systems, lease and financing programs, re-marketing programs, sales, pricing, costs, specialized requirements of customers, prospective applicants for employment, current employees, information recorded on present or past credit applications, current or past financing vehicles or products by and between the Company and the banking community or related community, internal managerial accounting systems, and information systems. The Officer acknowledges that such confidential information and trade secrets are owned and shall continue to be owned solely by the Company.

    (d) The Officer covenants to the Company that for a period of one (1) year following the date of Termination of Employment, as defined in Paragraph 7 of this Agreement, he shall not, either directly or indirectly, or through any person or other entity, or by any other means:

         (d-1) Use confidential information or trade secrets for any purpose whatsoever or divulge such information to any person other than the Company or persons to whom the Company has given consent, unless such information has already become common knowledge, or unless the Officer is compelled to disclose such information by governmental process.

         (d-2) Directly or indirectly solicit or sell any of the Company's products or services to any person, company, firm, or corporation who is or was a customer of the Company (customer is defined as dealer, manufacturer, vendor, borrower, lessee, or any other person or entity who deals with the Company in its normal course of business) at the time of termination of the Officer's employment. The Officer agrees not to solicit such customers on behalf of himself or any other person, company, firm, or corporation.

    (e) In the event that a court of competent jurisdiction determines that the provisions of paragraph 11(c) and 11(d), or any part thereof, are invalid or unenforceable by reason of overly broad territorial or excessive time restrictions or otherwise, then the parties to the Agreement request such court to modify such restrictions or paragraph to the extent necessary in order that the same shall be valid and enforceable and to enforce the same to that extent.

    (f) Upon his separation of employment for any reason, the Officer shall immediately deliver to the Company all documentation and other property which belongs to the Company which pertains to the business or financial affairs of the Company.

    (g) The parties to this Agreement acknowledge that any breach, violation, or default by the Officer of the provisions contained in paragraphs 11(d) and 11(f) of this Agreement would result in irreparable harm and damage to the Company, which harm and damage would be extremely difficult to quantify and, accordingly, the Officer consents to the jurisdiction of a court of equity and (1) the entry of an injunction, temporary or permanent, enjoining the Officer from competing with the Company in violation of the provisions of paragraph 11(d) hereof, and
         (2) the entry by said court of an order requiring the Officer to deliver to the Company documentation or other property which belongs to the Company as required in paragraph 11(f).

12. Benefits. The Company agrees to provide the Officer during the term of this Agreement such additional benefits, commonly known as "employee benefits," which are generally extended by the Company to its Officers. Notwithstanding the foregoing and provided the Officer remains employed by the Company, all employee benefits received by the Officer at the time of the effective date of this Agreement shall be maintained throughout the term of this Agreement, unless expressly prohibited by law or unless any or all such employee benefits are discontinued, decreased, or in any way modified by the Company for all Officers, for all persons serving in a capacity similar to that of the Officer, or for all employees of the Company. Employee benefits include, but are not limited to, holidays, vacations, health insurance, life/accidental death insurance, long-term disability insurance, short-term disability benefits, expense supplement plan, educational assistance program, employee assistance program, health maintenance organization, sick leave, Christmas cash bonus, and service recognition awards. Any intended modification of employee benefits as defined herein will be in writing.

13. Stock Options. If this Agreement is terminated for any reason, the Company will extend to the Officer a period of sixty (60) calendar days, during which the Officer shall have the right to exercise any stock options, in whole or in part, as may have been granted under the Horrigan American, Inc., Stock Option Agreements.

14. Effect of Waiver. The waiver by either party of a breach of any provision of this Agreement shall not operate as or be construed as a waiver of any subsequent breach thereof.

15. Arbitration. Any controversy arising from or related to this Agreement shall be determined by arbitration in the City of Reading in accordance with the rules of the American Arbitration Association, and judgment upon any such determination or award may be entered in any court having jurisdiction.

16. Notice. Any and all notices referred to herein shall be sufficient if furnished in writing and sent by registered mail to the representative parties at the address subscribed below following their signatures to this Agreement.

17. Assignment. The rights and benefits of the Company under this Agreement shall be transferable, and all covenants and agreements hereunder shall inure to the benefits of and be enforceable by or against its successors and assigns.




         ____________________________            _________________________
         Horrigan American, Inc.                 Officer
         Flying Hills Corporate Center
         Reading, Pennsylvania  19607

                                                                 EXHIBIT 10.2
                                  EMPLOYMENT AGREEMENT

THIS AGREEMENT, made this first (1st) day of January 1994, by and between Horrigan American, Inc. (hereinafter called "Company") and J. F. Horrigan, Jr. (hereinafter called "Officer").

                                       Background

The Company is presently engaged primarily in the business of diversified financial services. The Officer is presently serving as Chairman of the Board.

During the course of his employment by the Company, the Officer has acquired valuable experience, knowledge, expertise, and management skills. It is the desire of both the Company and the Officer that the employment relationship existing between them continue to the mutual benefit of each.

                                 W I T N E S S E T H :

1. Employment and Duties. The Company hereby employs the Officer to perform such duties as may be determined and assigned to him by his immediate supervisor.

2. Performance. The Officer agrees to devote all of his working time and best efforts to the performance of his duties as Chairman of the Board and to the performance of other such duties as are assigned to him from time to time by his immediate supervisor.

3. Term. Except in the case of earlier termination, as hereinafter specifically provided, the term of this Agreement shall be from January 1, 1994, through December 31, 1994; provided, however, that this Agreement shall be extended by one calendar day for each expired calendar day after January 1, 1994, until December 31, 1994, with the alternate termination of this Agreement not later than December 31, 1995. Notwithstanding the foregoing extension of the Agreement, the Company and the Officer may mutually agree to renegotiate this Agreement or enter into a new Agreement after December 31, 1994.

4. Compensation. Compensation, wherever used in this Agreement, shall mean all base compensation and all earned incentive compensation.

     (a) For all the services to be rendered by the Officer in any capacity hereunder, including services as an officer, member of any committee, or any other duties assigned to him by his immediate supervisor, the Company agrees to pay the Officer a base salary of $120,000 per annum, payable in equal semi-monthly installments on the fifteenth
          (15th) and last day of each month. The Company, at its option, may increase the Officer's compensation at any time at its convenience.

     (b) The Company further agrees to pay the Officer incentive compensation according to the following program:

               HAI Super Hurdle Plan
               HAI Hurdle Plan
               AEL/ACC/AELH Hurdle Plan
               ARE, AEL Funding, and HAI Investment Hurdle Plan
               Phantom Stock Plan

5. Life Insurance. The Officer agrees that the Company, at its discretion, may apply for and procure in its own name and for its own benefit, life insurance in any amount or amounts considered advisable and that the Officer shall have no right, title, or interest therein; and, further, he agrees to submit to any reasonable medical or other examination and to execute and deliver any application or other instrument, in writing, necessary to effectuate such insurance.

6. Business Expenses. Consistent with established Company policy, the Company will compensate the Officer for his eligible business expenses to include: travel, meals, and miscellaneous expenses incurred locally; and travel, meals, lodging, and miscellaneous expenses incurred while the Officer is away on business. Such reimbursement shall be made by the Company upon submission of a signed statement by the Officer itemizing such expenses.

7.   Termination.

     (a) Voluntary Company Termination: The Company may terminate this Agreement at any time upon two (2) months' notice to the Officer; and the Company shall be obligated to pay the Officer two (2) months' compensation plus one (1) month's compensation pro-rated for each two
          (2) years of continuous service as an Officer (vice president or above) of the Company or any affiliated sister company, up to a maximum of ten (10) additional months' compensation. A month's compensation shall be determined as the greater of:

          (1) The combined total of one-sixth (1/6) of the base compensation which was paid to the Officer during the prior six (6) month period and one-twelfth (1/12) of any incentive compensation which was paid to the Officer during the prior twelve (12) month period or

          (2) The combined of one-sixth (1/6) of the base compensation which was paid to the Officer during the prior six-month period and a pro rata share, based upon the number of full weeks worked, of any incentive compensation due and owing for the year in which the Officer is terminated. If the Officer is separated by the Company in accordance with Paragraph 7(a), it is expressly understood that it is not a termination of employment as defined in 7(c) herein.

     (b) Voluntary Officer Termination: The Officer may terminate this Agreement at any time upon two (2) months' notice to the Company, and the Company shall be obligated to pay to the Officer two (2) months' compensation. A month's compensation shall be determined as defined in 7(a).

     (c) Involuntary Company Termination: The Company may also terminate this Agreement on one (1) day's notice, if the termination is for any of the following employment-related causes, and, in that event, the Company shall not be obligated to pay the Officer any further compensation:

          (c-1) Willful failure or refusal of the Officer to adequately perform the duties and obligations of his employment, if such willful failure or refusal is determined upon review by an arbitration committee of three (3) Officers appointed by the Chief Human Resources Officer.

          (c-2) Any breach by the Officer of the provisions of this Agreement, if such breach is determined upon review by an arbitration committee of three (3) Officers appointed by the Chief Human Resources Officer.

          (c-3) Conviction of the Officer for any felony or other criminal offense involving dishonesty or moral turpitude which is related to his employment with the Company or to his duties as an Officer;

          (c-4) Other just cause, if such just cause is determined upon review by an arbitration committee of three (3) Officers appointed by the Chief Human Resources Officer.

8.   Death.

     (a) In the event of the Officer's death during the term of this Agreement, it shall terminate immediately. Unless the Officer has left a different designation on file with the Company, the Officer's surviving spouse or, if there is no surviving spouse, the minor children (to include all children who are full-time students regardless of age) or, if there are no surviving children, the Officer's estate shall be entitled to receive six (6) months' compensation due the Officer. A month's compensation shall be determined as defined in paragraph 7(a). This compensation shall be paid in equal monthly installments, commencing the first of the month following the Officer's death, and shall be paid proportionately over a period of eighteen (18) months.

     (b) In addition, should the Officer at any time die while a party to this Agreement, the Company shall pay within three (3) months after the date of the Officer's death, a death benefit of Five Thousand Dollars ($5,000.00) to the Officer's surviving spouse or, if there is no surviving spouse, to the surviving children in equal shares or, if there are no surviving children, to the Officer's estate, unless the Officer has left a different designation on file with the Company.

9. Disability. If, during the term of this Agreement, the Officer should fail to perform his duties hereunder on account of illness or other incapacity, and such illness or incapacity shall continue for a period of six (6) months, the Company shall have the right to terminate this Agreement. In that event, the Company shall be obligated to pay the Officer his compensation up to the date of termination. Such compensation may be reduced by the amount of any proceeds received by the Officer from any Company-funded program such as disability insurance, Worker's Compensation, or Social Security, during the six (6) month period.

10. Discontinuance of Business. If, during the term of this Agreement, the Company should involuntarily discontinue or interrupt the operation of its business for a period of one (1) month, this Agreement shall automatically terminate without further liability on the part of either the parties hereto.

11.  Restrictions.

     (a)  The Officer acknowledges that:

          (a-1) During the course of his employment with the Company and during the term of this Agreement, the Officer has and shall continue to have access to learn, be provided with, prepare, or create Confidential Information, all of which is of substantial value to the Company's business and the disclosure of which would be harmful to the Company.

          (a-2) In the event, either during the term of this Agreement or any time thereafter, the Officer should disclose to any other person or entity any such Confidential Information, use for the Officer's own benefit or for the benefit of any other person or entity any such Confidential Information, or make copies or notes of any such Confidential Information except as may be required in the normal course of the Officer's duties, such conduct would be inconsistent with and a breach of the confidence and trust inherent in the Officer's position with the Company, unless such information has already become common knowledge, or unless the Officer is compelled to disclose such information by governmental process.

     (b) During the term of this Agreement, the Officer agrees to devote all of his working time and best efforts to further the interests of the Company, and he shall not directly or indirectly, alone or as a partner, officer, director, or stockholder of any other institution, be engaged in any other commercial activity whatsoever, or continue or assume any other corporate affiliations without the consent of the Board of Directors of the Company.

          EXCEPTION: It shall not be deemed a violation of this Agreement for the Officer to engage in independent consulting activities including Corporate Directorships for third party companies and individuals, and to retain the compensation therefore for his individual use, providing such consultation does not involve services and advice given to any firm or company on the activities and business of this Company or any of its subsidiaries or affiliates, and further provided such consultation is not with a customer or competitor of the Company without the prior written approval of the Board of Directors of Company. It is further understood that such consulting shall be on personal time.

     (c)  The Officer acknowledges:

          (c-1) The Company's products and services are highly specialized items.

          (c-2) The Company has a proprietary interest in the identity of its customers and customer lists.

          (c-3) During the term of this Agreement, the Officer will have access to and become familiar with various trade secrets and highly confidential information of the Company, including but not necessarily limited to, documents and information regarding the Company's services, systems, lease and financing programs, re-marketing programs, sales, pricing, costs, specialized requirements of customers, prospective applicants for employment, current employees, information recorded on present or past credit applications, current or past financing vehicles or products by and between the Company and the banking community or related community, internal managerial accounting systems, and information systems. The Officer acknowledges that such confidential information and trade secrets are owned and shall continue to be owned solely by the Company.

     (d) The Officer covenants to the Company that for a period of one (1) year following the date of Termination of Employment, as defined in Paragraph 7 of this Agreement, he shall not, either directly or indirectly, or through any person or other entity, or by any other means:

          (d-1) Use confidential information or trade secrets for any purpose whatsoever or divulge such information to any person other than the Company or persons to whom the Company has given consent, unless such information has already become common knowledge, or unless the Officer is compelled to disclose such information by governmental process.

          (d-2) Directly or indirectly solicit or sell any of the Company's products or services to any person, company, firm, or corporation who is or was a customer of the Company (customer is defined as dealer, manufacturer, vendor, borrower, lessee, or any other person or entity who deals with the Company in its normal course of business) at the time of termination of the Officer's employment. The Officer agrees not to solicit such customers on behalf of himself or any other person, company, firm, or corporation.

     (e) In the event that a court of competent jurisdiction determines that the provisions of paragraph 11(c) and 11(d), or any part thereof, are invalid or unenforceable by reason of overly broad territorial or excessive time restrictions or otherwise, then the parties to the Agreement request such court to modify such restrictions or paragraph to the extent necessary in order that the same shall be valid and enforceable and to enforce the same to that extent.

     (f) Upon his separation of employment for any reason, the Officer shall immediately deliver to the Company all documentation and other property which belongs to the Company which pertains to the business or financial affairs of the Company.

     (g) The parties to this Agreement acknowledge that any breach, violation, or default by the Officer of the provisions contained in paragraphs 11(d) and 11(f) of this Agreement would result in irreparable harm and damage to the Company, which harm and damage would be extremely difficult to quantify and, accordingly, the Officer consents to the jurisdiction of a court of equity and (1) the entry of an injunction, temporary or permanent, enjoining the Officer from competing with the Company in violation of the provisions of paragraph 11(d) hereof, and
          (2) the entry by said court of an order requiring the Officer to deliver to the Company documentation or other property which belongs to the Company as required in paragraph 11(f).

12. Benefits. The Company agrees to provide the Officer during the term of this Agreement such additional benefits, commonly known as "employee benefits," which are generally extended by the Company to its Officers. Notwithstanding the foregoing and provided the Officer remains employed by the Company, all employee benefits received by the Officer at the time of the effective date of this Agreement shall be maintained throughout the term of this Agreement, unless expressly prohibited by law or unless any or all such employee benefits are discontinued, decreased, or in any way modified by the Company for all Officers, for all persons serving in a capacity similar to that of the Officer, or for all employees of the Company. Employee benefits include, but are not limited to, holidays, vacations, health insurance, life/accidental death insurance, long-term disability insurance, short-term disability benefits, expense supplement plan, educational assistance program, employee assistance program, health maintenance organization, sick leave, Christmas cash bonus, and service recognition awards. Any intended modification of employee benefits as defined herein will be in writing.

13. Stock Options. If this Agreement is terminated for any reason, the Company will extend to the Officer a period of sixty (60) calendar days, during which the Officer shall have the right to exercise any stock options, in whole or in part, as may have been granted under the Horrigan American, Inc., Stock Option Agreements.

14. Effect of Waiver. The waiver by either party of a breach of any provision of this Agreement shall not operate as or be construed as a waiver of any subsequent breach thereof.

15. Arbitration. Any controversy arising from or related to this Agreement shall be determined by arbitration in the City of Reading in accordance with the rules of the American Arbitration Association, and judgment upon any such determination or award may be entered in any court having jurisdiction.

16. Notice. Any and all notices referred to herein shall be sufficient if furnished in writing and sent by registered mail to the representative parties at the address subscribed below following their signatures to this Agreement.

17. Assignment. The rights and benefits of the Company under this Agreement shall be transferable, and all covenants and agreements hereunder shall inure to the benefits of and be enforceable by or against its successors and assigns.



     _______________________________         _______________________________
     Horrigan American, Inc.                 Officer
     Flying Hills Corporate Center
     Reading, Pennsylvania  19607

                                                                  EXHIBIT 10.3
                                  EMPLOYMENT AGREEMENT

THIS AGREEMENT, made this first (1st) day of January 1994, by and between American Real Estate Investment and Development Co. (hereinafter called "Company") and John F. Horrigan, III (hereinafter called "Officer").

                                       Background

The Company is presently engaged primarily in the business of commercial real estate investment and development. The Officer is presently serving as President and Chief Operating Officer of the Company.

During the course of his employment by the Company, the Officer has acquired valuable experience, knowledge, expertise, and management skills. It is the desire of both the Company and the Officer that the employment relationship existing between them continue to the mutual benefit of each.

                                 W I T N E S S E T H :

1. Employment and Duties. The Company hereby employs the Officer to perform such duties as may be determined and assigned to him by his immediate supervisor.

2. Performance. The Officer agrees to devote all of his working time and best efforts to the performance of his duties as President and Chief Operating Officer and to the performance of other such duties as are assigned to him from time to time by his immediate supervisor.

3. Term. Except in the case of earlier termination, as hereinafter specifically provided, the term of this Agreement shall be from January 1, 1994, through December 31, 1994; provided, however, that this Agreement shall be extended by one calendar day for each expired calendar day after January 1, 1994, until December 31, 1994, with the alternate termination of this Agreement not later than December 31, 1995. Notwithstanding the foregoing extension of the Agreement, the Company and the Officer may mutually agree to renegotiate this Agreement or enter into a new Agreement after December 31, 1994.

4. Compensation. Compensation, wherever used in this Agreement, shall mean all base compensation and all earned incentive compensation.

     (a) For all the services to be rendered by the Officer in any capacity hereunder, including services as an officer, member of any committee, or any other duties assigned to him by his immediate supervisor, the Company agrees to pay the Officer a base salary of $86,800 per annum, payable in equal semi-monthly installments on the fifteenth (15th) and last day of each month. The Company, at its option, may increase the Officer's compensation at any time at its convenience.

     (b) The Company further agrees to pay the Officer incentive compensation according to the following program:

               HAI Super Hurdle Plan
               HAI Hurdle Plan
               AEL/ACC/AELH Hurdle Plan
               ARE, AEL Funding, and HAI Investment Hurdle Plan
               Phantom Stock Plan

5. Life Insurance. The Officer agrees that the Company, at its discretion, may apply for and procure in its own name and for its own benefit, life insurance in any amount or amounts considered advisable and that the Officer shall have no right, title, or interest therein; and, further, he agrees to submit to any reasonable medical or other examination and to execute and deliver any application or other instrument, in writing, necessary to effectuate such insurance.

6. Business Expenses. Consistent with established Company policy, the Company will compensate the Officer for his eligible business expenses to include: travel, meals, and miscellaneous expenses incurred locally; and travel, meals, lodging, and miscellaneous expenses incurred while the Officer is away on business. Such reimbursement shall be made by the Company upon submission of a signed statement by the Officer itemizing such expenses.

7.   Termination.

     (a) Voluntary Company Termination: The Company may terminate this Agreement at any time upon two (2) months' notice to the Officer; and the Company shall be obligated to pay the Officer two (2) months' compensation plus one (1) month's compensation pro-rated for each two
          (2) years of continuous service as an Officer (vice president or above) of the Company, up to a maximum of ten (10) additional months' compensation. A month's compensation shall be determined as the greater of:

          (1) The combined total of one-sixth (1/6) of the base compensation which was paid to the Officer during the prior six (6) month period and one-twelfth (1/12) of any incentive compensation which was paid to the Officer during the prior twelve (12) month period or:

          (2) The combined total of one-sixth (1/6) of the base compensation which was paid to the Officer during the prior six-month period and a pro rata share, based upon the number of full weeks worked, of any incentive compensation due and owing for the year in which the Officer is terminated.

          If the Officer is separated by the Company in accordance with Paragraph 7(a), it is expressly understood that it is not a termination of employment as defined in 7(c) herein.

     (b) Voluntary Officer Termination: The Officer may terminate this Agreement at any time upon two (2) months' notice to the Company, and the Company shall be obligated to pay to the Officer two (2) months' compensation. A month's compensation shall be determined as defined in 7(a).

     (c) Involuntary Company Termination: The Company may also terminate this Agreement on one (1) day's notice, if the termination is for any of the following employment-related causes, and, in that event, the Company shall not be obligated to pay the Officer any further compensation:

          (c-1) Willful failure or refusal of the Officer to adequately perform the duties and obligations of his employment, if such willful failure or refusal is determined upon review by an arbitration committee of three (3) Officers appointed by the Chief Human Resources Officer.

          (c-2) Any breach by the Officer of the provisions of this Agreement, if such breach is determined upon review by an arbitration committee of three (3) Officers appointed by the Chief Human Resources Officer.

          (c-3) Conviction of the Officer for any felony or other criminal offense involving dishonesty or moral turpitude which is related to his employment with the Company or to his duties as an Officer;

          (c-4) Other just cause, if such just cause is determined upon review by an arbitration committee of three (3) Officers appointed by the Chief Human Resources Officer.

8.   Death.

     (a) In the event of the Officer's death during the term of this Agreement, it shall terminate immediately. Unless the Officer has left a different designation on file with the Company, the Officer's surviving spouse or, if there is no surviving spouse, the minor children (to include all children who are full-time students regardless of age) or, if there are no surviving children, the Officer's estate shall be entitled to receive six (6) months' compensation due the Officer. A month's compensation shall be determined as defined in paragraph 7(a). This compensation shall be paid in equal monthly installments, commencing the first of the month following the Officer's death, and shall be paid proportionately over a period of eighteen (18) months.

     (b) In addition, should the Officer at any time die while a party to this Agreement, the Company shall pay within three (3) months after the date of the Officer's death, a death benefit of Five Thousand Dollars ($5,000.00) to the Officer's surviving spouse or, if there is no surviving spouse, to the surviving children in equal shares or, if there are no surviving children, to the Officer's estate, unless the Officer has left a different designation on file with the Company.

9. Disability. If, during the term of this Agreement, the Officer should fail to perform his duties hereunder on account of illness or other incapacity, and such illness or incapacity shall continue for a period of six (6) months, the Company shall have the right to terminate this Agreement. In that event, the Company shall be obligated to pay the Officer his compensation up to the date of termination. Such compensation may be reduced by the amount of any proceeds received by the Officer from any Company-funded program such as disability insurance, Worker's Compensation, or Social Security, during the six (6) month period.

10. Discontinuance of Business. If, during the term of this Agreement, the Company should involuntarily discontinue or interrupt the operation of its business for a period of one (1) month, this Agreement shall automatically terminate without further liability on the part of either the parties hereto.

11.  Restrictions.

     (a)  The Officer acknowledges that:

          (a-1) During the course of his employment with the Company and during the term of this Agreement, the Officer has and shall continue to have access to learn, be provided with, prepare, or create Confidential Information, all of which is of substantial value to the Company's business and the disclosure of which would be harmful to the Company.

          (a-2) In the event, either during the term of this Agreement or any time thereafter, the Officer should disclose to any other person or entity any such Confidential Information, use for the Officer's own benefit or for the benefit of any other person or entity any such Confidential Information, or make copies or notes of any such Confidential Information except as may be required in the normal course of the Officer's duties, such conduct would be inconsistent with and a breach of the confidence and trust inherent in the Officer's position with the Company, unless such information has already become common knowledge, or unless the Officer is compelled to disclose such information by governmental process.

     (b) During the term of this Agreement, the Officer agrees to devote all of his working time and best efforts to further the interests of the Company, and he shall not directly or indirectly, alone or as a partner, officer, director, or stockholder of any other institution, be engaged in any other commercial activity whatsoever, or continue or assume any other corporate affiliations without the consent of the Board of Directors of the Company.

          EXCEPTION: It shall not be deemed a violation of this Agreement for the Officer to engage in independent consulting activities including Corporate Directorships for third party companies and individuals, and to retain the compensation therefore for his individual use, providing such consultation does not involve services and advice given to any firm or company on the activities and business of this Company or any of its subsidiaries or affiliates, and further provided such consultation is not with a customer or competitor of the Company without the prior written approval of the Board of Directors of Company. It is further understood that such consulting shall be on personal time.

     (c)  The Officer acknowledges:

          (c-1) The Company's products and services are highly specialized items.

          (c-2) The Company has a proprietary interest in the identity of its customers and customer lists.

          (c-3) During the term of this Agreement, the Officer will have access to and become familiar with various trade secrets and highly confidential information of the Company, including but not necessarily limited to, documents and information regarding the Company's services, systems, lease and financing programs, re-marketing programs, sales, pricing, costs, specialized requirements of customers, prospective applicants for employment, current employees, information recorded on present or past credit applications, current or past financing vehicles or products by and between the Company and the banking community or related community, internal managerial accounting systems, and information systems. The Officer acknowledges that such confidential information and trade secrets are owned and shall continue to be owned solely by the Company.

     (d) The Officer covenants to the Company that for a period of one (1) year following the date of Termination of Employment, as defined in Paragraph 7 of this Agreement, he shall not, either directly or indirectly, or through any person or other entity, or by any other means:

          (d-1) Use confidential information or trade secrets for any purpose whatsoever or divulge such information to any person other than the Company or persons to whom the Company has given consent, unless such information has already become common knowledge, or unless the Officer is compelled to disclose such information by governmental process.

          (d-2) Directly or indirectly solicit or sell any of the Company's products or services to any person, company, firm, or corporation who is or was a customer of the Company (customer is defined as dealer, manufacturer, vendor, borrower, lessee, or any other person or entity who deals with the Company in its normal course of business) at the time of termination of the Officer's employment. The Officer agrees not to solicit such customers on behalf of himself or any other person, company, firm, or corporation.

     (e) In the event that a court of competent jurisdiction determines that the provisions of paragraph 11(c) and 11(d), or any part thereof, are invalid or unenforceable by reason of overly broad territorial or excessive time restrictions or otherwise, then the parties to the Agreement request such court to modify such restrictions or paragraph to the extent necessary in order that the same shall be valid and enforceable and to enforce the same to that extent.

     (f) Upon his separation of employment for any reason, the Officer shall immediately deliver to the Company all documentation and other property which belongs to the Company which pertains to the business or financial affairs of the Company.

     (g) The parties to this Agreement acknowledge that any breach, violation, or default by the Officer of the provisions contained in paragraphs 11(d) and 11(f) of this Agreement would result in irreparable harm and damage to the Company, which harm and damage would be extremely difficult to quantify and, accordingly, the Officer consents to the jurisdiction of a court of equity and (1) the entry of an injunction, temporary or permanent, enjoining the Officer from competing with the Company in violation of the provisions of paragraph 11(d) hereof, and
          (2) the entry by said court of an order requiring the Officer to deliver to the Company documentation or other property which belongs to the Company as required in paragraph 11(f).

12. Benefits. The Company agrees to provide the Officer during the term of this Agreement such additional benefits, commonly known as "employee benefits," which are generally extended by the Company to its Officers. Notwithstanding the foregoing and provided the Officer remains employed by the Company, all employee benefits received by the Officer at the time of the effective date of this Agreement shall be maintained throughout the term of this Agreement, unless expressly prohibited by law or unless any or all such employee benefits are discontinued, decreased, or in any way modified by the Company for all Officers, for all persons serving in a capacity similar to that of the Officer, or for all employees of the Company. Employee benefits include, but are not limited to, holidays, vacations, health insurance, life/accidental death insurance, long-term disability insurance, short-term disability benefits, expense supplement plan, educational assistance program, employee assistance program, health maintenance organization, sick leave, Christmas cash bonus, and service recognition awards. Any intended modification of employee benefits as defined herein will be in writing.

13. Stock Options. If this Agreement is terminated for any reason, the Company will extend to the Officer a period of sixty (60) calendar days, during which the Officer shall have the right to exercise any stock options, in whole or in part, as may have been granted under the Horrigan American, Inc., Stock Option Agreements.

14. Effect of Waiver. The waiver by either party of a breach of any provision of this Agreement shall not operate as or be construed as a waiver of any subsequent breach thereof.

15. Arbitration. Any controversy arising from or related to this Agreement shall be determined by arbitration in the City of Reading in accordance with the rules of the American Arbitration Association, and judgment upon any such determination or award may be entered in any court having jurisdiction.

16. Notice. Any and all notices referred to herein shall be sufficient if furnished in writing and sent by registered mail to the representative parties at the address subscribed below following their signatures to this Agreement.

17. Assignment. The rights and benefits of the Company under this Agreement shall be transferable, and all covenants and agreements hereunder shall inure to the benefits of and be enforceable by or against its successors and assigns.



     _______________________________         ______________________________
     American Real Estate Investment         Officer
       and Development Co.
     c/o Horrigan American, Inc.
     Flying Hills Corporate Center
     Reading, Pennsylvania  19607

                                                                 EXHIBIT 10.4
                                  EMPLOYMENT AGREEMENT

THIS AGREEMENT, made this first (1st) day of January 1994 by and between AEL Leasing Co., Inc., and American Commercial Credit Corp. (hereinafter called "Company") and Vincent A. Faino (hereinafter called "Officer").

                                       Background

The Company is presently engaged primarily in the business of equipment leasing and commercial lending. The Officer is presently serving as President, American Legal Funding, and Senior Vice President, American Reli Financial, of the Company.

During the course of his employment by the Company, the Officer has acquired valuable experience, knowledge, expertise, and management skills. It is the desire of both the Company and the Officer that the employment relationship existing between them continue to the mutual benefit of each.

                                 W I T N E S S E T H :

1. Employment and Duties. The Company hereby employs the Officer to perform such duties as may be determined and assigned to him by his immediate supervisor.

2. Performance. The Officer agrees to devote all of his working time and best efforts to the performance of his duties as President, American Legal Funding, and Senior Vice President, American Reli Financial, and to the performance of other such duties as are assigned to him from time to time by his immediate supervisor.

3. Term. Except in the case of earlier termination, as hereinafter specifically provided, the term of this Agreement shall be from January 1, 1994, through December 31, 1994; provided, however, that this Agreement shall be extended by one calendar day for each expired calendar day after January 1, 1994, until December 31, 1994, with the alternate termination of this Agreement not later than December 31, 1995. Notwithstanding the foregoing extension of the Agreement, the Company and the Officer may mutually agree to renegotiate this Agreement or enter into a new Agreement after December 31, 1994.

4. Compensation. Compensation, wherever used in this Agreement, shall mean all base compensation and all earned incentive compensation.

     (a) For all the services to be rendered by the Officer in any capacity hereunder, including services as an officer, member of any committee, or any other duties assigned to him by his immediate supervisor, the Company agrees to pay the Officer a base salary of $72,000 per annum, payable in equal semi-monthly installments on the fifteenth (15th) and last day of each month. The Company, at its option, may increase the Officer's compensation at any time at its convenience.

     (b) The Company further agrees to pay the Officer incentive compensation according to the following program:

          (b-1)     HAI Super Hurdle

          (b-1)     Phantom Stock Plan

          (b-3)     Originations

               .00043 of Monthly Accounts Payable up to $62,136,000 .00050 of Monthly Accounts Payable over $62,136,000

               Payment will be made monthly in conjunction with the pay period following the final determination of accounts payable for the month.

          (b-3)     Profit

               .005 of Monthly Profit After Tax and GAAP Adjustments up to $2,800,000

               .006 of Monthly Profit After Tax and GAAP Adjustments over $2,800,000

               Payment will be made monthly in conjunction with the pay period following the final determination of profit after tax and GAAP adjustments for the month.

          (b-4)     Portfolios

               $3,000 for each $5,000,000 of cash advances generated by the Officer

     (c) It is understood that the minimum combined base and incentive compensation, exclusive of the HAI Super Hurdle, paid to the Officer will be $100,000 per year.

     Note: Projected earnings at budgeted volume and budgeted profit and assuming attainment of Hurdle bonus = $114,718.

5. Life Insurance. The Officer agrees that the Company, at its discretion, may apply for and procure in its own name and for its own benefit, life insurance in any amount or amounts considered advisable and that the Officer shall have no right, title, or interest therein; and, further, he agrees to submit to any reasonable medical or other examination and to execute and deliver any application or other instrument, in writing, necessary to effectuate such insurance.

6. Business Expenses. Consistent with established Company policy, the Company will compensate the Officer for his eligible business expenses to include: travel, meals, and miscellaneous expenses incurred locally; and travel, meals, lodging, and miscellaneous expenses incurred while the Officer is away on business. Such reimbursement shall be made by the Company upon submission of a signed statement by the Officer itemizing such expenses.

7.   Termination.

     (a) Voluntary Company Termination: The Company may terminate this Agreement at any time upon two (2) months' notice to the Officer; and the Company shall be obligated to pay the Officer two (2) months' compensation plus one (1) month's compensation pro-rated for each two
          (2) years of continuous service as an Officer (vice president or above) of the Company or any affiliated sister company, up to a maximum of ten (10) additional months' compensation. A month's compensation shall be determined as the greater of:

          (1) The combined total of one-sixth (1/6) of the base compensation which was paid to the Officer during the prior six (6) month period and one-twelfth (1/12) of any incentive compensation which was paid to the Officer during the prior twelve (12) month period or

          (2) The combined total of one-sixth (1/6) of the base compensation which was paid to the Officer during the prior six-month period and a pro rata share, based upon the number of full weeks worked, of any incentive compensation due and owing for the year in which the Officer is terminated.

          If the Officer is separated by the Company in accordance with Paragraph 7(a), it is expressly understood that it is not a termination of employment as defined in 7(c) herein.

     (b) Voluntary Officer Termination: The Officer may terminate this Agreement at any time upon two (2) months' notice to the Company, and the Company shall be obligated to pay to the Officer two (2) months' compensation. A month's compensation shall be determined as defined in 7(a).

     (c) Involuntary Company Termination: The Company may also terminate this Agreement on one (1) day's notice, if the termination is for any of the following employment-related causes, and, in that event, the Company shall not be obligated to pay the Officer any further compensation:

          (c-1) Willful failure or refusal of the Officer to adequately perform the duties and obligations of his employment, if such willful failure or refusal is determined upon review by an arbitration committee of three (3) Officers appointed by the Chief Human Resources Officer.

          (c-2) Any breach by the Officer of the provisions of this Agreement, if such breach is determined upon review by an arbitration committee of three (3) Officers appointed by the Chief Human Resources Officer.

          (c-3) Conviction of the Officer for any felony or other criminal offense involving dishonesty or moral turpitude which is related to his employment with the Company or to his duties as an Officer;

          (c-4) Other just cause, if such just cause is determined upon review by an arbitration committee of three (3) Officers appointed by the Chief Human Resources Officer.
8.   Death.

     (a) In the event of the Officer's death during the term of this Agreement, it shall terminate immediately. Unless the Officer has left a different designation on file with the Company, the Officer's surviving spouse or, if there is no surviving spouse, the minor children (to include all children who are full-time students regardless of age) or, if there are no surviving children, the Officer's estate shall be entitled to receive six (6) months' compensation due the Officer. A month's compensation shall be determined as defined in paragraph 7(a). This compensation shall be paid in equal monthly installments, commencing the first of the month following the Officer's death, and shall be paid proportionately over a period of eighteen (18) months.

     (b) In addition, should the Officer at any time die while a party to this Agreement, the Company shall pay within three (3) months after the date of the Officer's death, a death benefit of Five Thousand Dollars ($5,000.00) to the Officer's surviving spouse or, if there is no surviving spouse, to the surviving children in equal shares or, if there are no surviving children, to the Officer's estate, unless the Officer has left a different designation on file with the Company.

9. Disability. If, during the term of this Agreement, the Officer should fail to perform his duties hereunder on account of illness or other incapacity, and such illness or incapacity shall continue for a period of six (6) months, the Company shall have the right to terminate this Agreement. In that event, the Company shall be obligated to pay the Officer his compensation up to the date of termination. Such compensation may be reduced by the amount of any proceeds received by the Officer from any Company-funded program such as disability insurance, Worker's Compensation, or Social Security, during the six (6) month period.

10. Discontinuance of Business. If, during the term of this Agreement, the Company should involuntarily discontinue or interrupt the operation of its business for a period of one (1) month, this Agreement shall automatically terminate without further liability on the part of either the parties hereto.

11.  Restrictions.

     (a)  The Officer acknowledges that:

          (a-1) During the course of his employment with the Company and during the term of this Agreement, the Officer has and shall continue to have access to learn, be provided with, prepare, or create Confidential Information, all of which is of substantial value to the Company's business and the disclosure of which would be harmful to the Company.

          (a-2) In the event, either during the term of this Agreement or any time thereafter, the Officer should disclose to any other person or entity any such Confidential Information, use for the Officer's own benefit or for the benefit of any other person or entity any such Confidential Information, or make copies or notes of any such Confidential Information except as may be required in the normal course of the Officer's duties, such conduct would be inconsistent with and a breach of the confidence and trust inherent in the Officer's position with the Company, unless such information has already become common knowledge, or unless the Officer is compelled to disclose such information by governmental process.

     (b) During the term of this Agreement, the Officer agrees to devote all of his working time and best efforts to further the interests of the Company, and he shall not directly or indirectly, alone or as a partner, officer, director, or stockholder of any other institution, be engaged in any other commercial activity whatsoever, or continue or assume any other corporate affiliations without the consent of the Board of Directors of the Company.

          EXCEPTION: It shall not be deemed a violation of this Agreement for the Officer to engage in independent consulting activities including Corporate Directorships for third party companies and individuals, and to retain the compensation therefore for his individual use, providing such consultation does not involve services and advice given to any firm or company on the activities and business of this Company or any of its subsidiaries or affiliates, and further provided such consultation is not with a customer or competitor of the Company without the prior written approval of the Board of Directors of Company. It is further understood that such consulting shall be on personal time.

     (c)  The Officer acknowledges:

          (c-1) The Company's products and services are highly specialized items.

          (c-2) The Company has a proprietary interest in the identity of its customers and customer lists.

          (c-3) During the term of this Agreement, the Officer will have access to and become familiar with various trade secrets and highly confidential information of the Company, including but not necessarily limited to, documents and information regarding the Company's services, systems, lease and financing programs, re-marketing programs, sales, pricing, costs, specialized requirements of customers, prospective applicants for employment, current employees, information recorded on present or past credit applications, current or past financing vehicles or products by and between the Company and the banking community or related community, internal managerial accounting systems, and information systems. The Officer acknowledges that such confidential information and trade secrets are owned and shall continue to be owned solely by the Company.

     (d) The Officer covenants to the Company that for a period of one (1) year following the date of Termination of Employment, as defined in Paragraph 7 of this Agreement, he shall not, either directly or indirectly, or through any person or other entity, or by any other means:

          (d-1) Use confidential information or trade secrets for any purpose whatsoever or divulge such information to any person other than the Company or persons to whom the Company has given consent, unless such information has already become common knowledge, or unless the Officer is compelled to disclose such information by governmental process.

          (d-2) Directly or indirectly solicit or sell any of the Company's products or services to any person, company, firm, or corporation who is or was a customer of the Company (customer is defined as dealer, manufacturer, vendor, borrower, lessee, or any other person or entity who deals with the Company in its normal course of business) at the time of termination of the Officer's employment. The Officer agrees not to solicit such customers on behalf of himself or any other person, company, firm, or corporation.

     (e) In the event that a court of competent jurisdiction determines that the provisions of paragraph 11(c) and 11(d), or any part thereof, are invalid or unenforceable by reason of overly broad territorial or excessive time restrictions or otherwise, then the parties to the Agreement request such court to modify such restrictions or paragraph to the extent necessary in order that the same shall be valid and enforceable and to enforce the same to that extent.

     (f) Upon his separation of employment for any reason, the Officer shall immediately deliver to the Company all documentation and other property which belongs to the Company which pertains to the business or financial affairs of the Company.

     (g) The parties to this Agreement acknowledge that any breach, violation, or default by the Officer of the provisions contained in paragraphs 11(d) and 11(f) of this Agreement would result in irreparable harm and damage to the Company, which harm and damage would be extremely difficult to quantify and, accordingly, the Officer consents to the jurisdiction of a court of equity and (1) the entry of an injunction, temporary or permanent, enjoining the Officer from competing with the Company in violation of the provisions of paragraph 11(d) hereof, and
          (2) the entry by said court of an order requiring the Officer to deliver to the Company documentation or other property which belongs to the Company as required in paragraph 11(f).

12. Benefits. The Company agrees to provide the Officer during the term of this Agreement such additional benefits, commonly known as "employee benefits," which are generally extended by the Company to its Officers. Notwithstanding the foregoing and provided the Officer remains employed by the Company, all employee benefits received by the Officer at the time of the effective date of this Agreement shall be maintained throughout the term of this Agreement, unless expressly prohibited by law or unless any or all such employee benefits are discontinued, decreased, or in any way modified by the Company for all Officers, for all persons serving in a capacity similar to that of the Officer, or for all employees of the Company. Employee benefits include, but are not limited to, holidays, vacations, health insurance, life/accidental death insurance, long-term disability insurance, short-term disability benefits, expense supplement plan, educational assistance program, employee assistance program, health maintenance organization, sick leave, Christmas cash bonus, and service recognition awards. Any intended modification of employee benefits as defined herein will be in writing.

13. Stock Options. If this Agreement is terminated for any reason, the Company will extend to the Officer a period of sixty (60) calendar days, during which the Officer shall have the right to exercise any stock options, in whole or in part, as may have been granted under the Horrigan American, Inc., Stock Option Agreements.

14. Effect of Waiver. The waiver by either party of a breach of any provision of this Agreement shall not operate as or be construed as a waiver of any subsequent breach thereof.

15. Arbitration. Any controversy arising from or related to this Agreement shall be determined by arbitration in the City of Reading in accordance with the rules of the American Arbitration Association, and judgment upon any such determination or award may be entered in any court having jurisdiction.

16. Notice. Any and all notices referred to herein shall be sufficient if furnished in writing and sent by registered mail to the representative parties at the address subscribed below following their signatures to this Agreement.

17. Assignment. The rights and benefits of the Company under this Agreement shall be transferable, and all covenants and agreements hereunder shall inure to the benefits of and be enforceable by or against its successors and assigns.

     _______________________________         _______________________________
     AEL Leasing Co., Inc.                   Officer
     American Commercial Credit Corp.
     Flying Hills Corporate Center
     Reading, Pennsylvania  19607

                                                                 EXHIBIT 10.5
                                  EMPLOYMENT AGREEMENT

THIS AGREEMENT, made this first (1st) day of January 1994, by and between AEL Leasing Co., Inc., and American Commercial Credit Corp. (hereinafter called "Company") and W. Michael Horrigan (hereinafter called "Officer").

                                       Background

The Company is presently engaged primarily in the business of commercial leasing and lending. The Officer is presently serving as Executive Vice President and Chief Administrative Officer of the Company.

During the course of his employment by the Company, the Officer has acquired valuable experience, knowledge, expertise, and management skills. It is the desire of both the Company and the Officer that the employment relationship existing between them continue to the mutual benefit of each.

                                 W I T N E S S E T H :

1. Employment and Duties. The Company hereby employs the Officer to perform such duties as may be determined and assigned to him by his immediate supervisor.

2. Performance. The Officer agrees to devote all of his working time and best efforts to the performance of his duties as Executive Vice President and Chief Administrative Officer and to the performance of other such duties as are assigned to him from time to time by his immediate supervisor.

3. Term. Except in the case of earlier termination, as hereinafter specifically provided, the term of this Agreement shall be from January 1, 1994, through December 31, 1994; provided, however, that this Agreement shall be extended by one calendar day for each expired calendar day after January 1, 1994, until December 31, 1994, with the alternate termination of this Agreement not later than December 31, 1995. Notwithstanding the foregoing extension of the Agreement, the Company and the Officer may mutually agree to renegotiate this Agreement or enter into a new Agreement after December 31, 1994.

4. Compensation. Compensation, wherever used in this Agreement, shall mean all base compensation and all earned incentive compensation.

          (a) For all the services to be rendered by the Officer in any capacity hereunder, including services as an officer, member of any committee, or any other duties assigned to him by his immediate supervisor, the Company agrees to pay the Officer a base salary of $87,200 per annum, payable in equal semi-monthly installments on the fifteenth (15th) and last day of each month. The Company, at its option, may increase the Officer's compensation at any time at its convenience.

          (b) The Company further agrees to pay the Officer incentive compensation according to the following programs:

               HAI Super Hurdle
               AEL/ACC/AELH Hurdle
               Phantom Stock Plan

5. Life Insurance. The Officer agrees that the Company, at its discretion, may apply for and procure in its own name and for its own benefit, life insurance in any amount or amounts considered advisable and that the Officer shall have no right, title, or interest therein; and, further, he agrees to submit to any reasonable medical or other examination and to execute and deliver any application or other instrument, in writing, necessary to effectuate such insurance.

6. Business Expenses. Consistent with established Company policy, the Company will compensate the Officer for his eligible business expenses to include: travel, meals, and miscellaneous expenses incurred locally; and travel, meals, lodging, and miscellaneous expenses incurred while the Officer is away on business. Such reimbursement shall be made by the Company upon submission of a signed statement by the Officer itemizing such expenses.

7.        Termination.

          (a) Voluntary Company Termination: The Company may terminate this Agreement at any time upon two (2) months' notice to the Officer; and the Company shall be obligated to pay the Officer two (2) months' compensation plus one (1) month's compensation pro-rated for each two (2) years of continuous service as an Officer (vice president or above) of the Company or any affiliated sister company, up to a maximum of ten (10) additional months' compensation. A month's compensation shall be determined as the greater of:

               (1) The combined total of one-sixth (1/6) of the base compensation which was paid to the Officer during the prior six (6) month period and one-twelfth (1/12) of any incentive compensation which was paid to the Officer during the prior twelve (12) month period or

               (2) The combined total of one-sixth (1/6) of the base compensation which was paid to the Officer during the prior six-month period and a pro rata share, based upon the number of full weeks worked, of any incentive compensation due and owing for the year in which the Officer is terminated.

             If the Officer is separated by the Company in accordance with Paragraph 7(a), it is expressly understood that it is not a termination of employment as defined in 7(c) herein.

          (b) Voluntary Officer Termination: The Officer may terminate this Agreement at any time upon two (2) months' notice to the Company, and the Company shall be obligated to pay to the Officer two (2) months' compensation. A month's compensation shall be determined as defined in 7(a).

          (c) Involuntary Company Termination: The Company may also terminate this Agreement on one (1) day's notice, if the termination is for any of the following employment-related causes, and, in that event, the Company shall not be obligated to pay the Officer any further compensation:

             (c-1) Willful failure or refusal of the Officer to adequately perform the duties and obligations of his employment, if such willful failure or refusal is determined upon review by an arbitration committee of three (3) Officers appointed by the Chief Human Resources Officer.

             (c-2) Any breach by the Officer of the provisions of this Agreement, if such breach is determined upon review by an arbitration committee of three (3) Officers appointed by the Chief Human Resources Officer.

             (c-3) Conviction of the Officer for any felony or other criminal offense involving dishonesty or moral turpitude which is related to his employment with the Company or to his duties as an Officer;

             (c-4) Other just cause, if such just cause is determined upon review by an arbitration committee of three (3) Officers appointed by the Chief Human Resources Officer.

8.        Death.

          (a) In the event of the Officer's death during the term of this Agreement, it shall terminate immediately. Unless the Officer has left a different designation on file with the Company, the Officer's surviving spouse or, if there is no surviving spouse, the minor children (to include all children who are full-time students regardless of age) or, if there are no surviving children, the Officer's estate shall be entitled to receive six
               (6) months' compensation due the Officer. A month's compensa-tion shall be determined as defined in paragraph 7(a). This compensation shall be paid in equal monthly installments, commencing the first of the month following the Officer's death, and shall be paid proportionately over a period of eighteen
               (18) months.

          (b) In addition, should the Officer at any time die while a party to this Agreement, the Company shall pay within three (3) months after the date of the Officer's death, a death benefit of Five Thousand Dollars ($5,000.00) to the Officer's surviving spouse or, if there is no surviving spouse, to the surviving children in equal shares or, if there are no surviving children, to the Officer's estate, unless the Officer has left a different designation on file with the Company.

9. Disability. If, during the term of this Agreement, the Officer should fail to perform his duties hereunder on account of illness or other incapacity, and such illness or incapacity shall continue for a period of six (6) months, the Company shall have the right to terminate this Agreement. In that event, the Company shall be obligated to pay the Officer his compensation up to the date of termination. Such compensation may be reduced by the amount of any proceeds received by the Officer from any Company-funded program such as disability insurance, Worker's Compensation, or Social Security, during the six (6) month period.

10. Discontinuance of Business. If, during the term of this Agreement, the Company should involuntarily discontinue or interrupt the operation of its business for a period of one (1) month, this Agreement shall automatically terminate without further liability on the part of either the parties hereto.

11.  Restrictions.

          (a)  The Officer acknowledges that:

             (a-1) During the course of his employment with the Company and during the term of this Agreement, the Officer has and shall continue to have access to learn, be provided with, prepare, or create Confidential Information, all of which is of substantial value to the Company's business and the disclosure of which would be harmful to the Company.

             (a-2) In the event, either during the term of this Agreement or any time thereafter, the Officer should disclose to any other person or entity any such Confidential Information, use for the Officer's own benefit or for the benefit of any other person or entity any such Confidential Information, or make copies or notes of any such Confidential Information except as may be required in the normal course of the Officer's duties, such conduct would be inconsistent with and a breach of the confidence and trust inherent in the Officer's position with the Company, unless such information has already become common knowledge, or unless the Officer is compelled to disclose such information by governmental process.

     (b) During the term of this Agreement, the Officer agrees to devote all of his working time and best efforts to further the interests of the Company, and he shall not directly or indirectly, alone or as a partner, officer, director, or stockholder of any other institution, be engaged in any other commercial activity whatsoever, or continue or assume any other corporate affiliations without the consent of the Board of Directors of the Company.

          EXCEPTION: It shall not be deemed a violation of this Agreement for the Officer to engage in independent consulting activities including Corporate Directorships for third party companies and individuals, and to retain the compensation therefore for his individual use, providing such consultation does not involve services and advice given to any firm or company on the activities and business of this Company or any of its subsidiaries or affiliates, and further provided such consultation is not with a customer or competitor of the Company without the prior written approval of the Board of Directors of Company. It is further understood that such consulting shall be on personal time.

          (c)  The Officer acknowledges:

             (c-1) The Company's products and services are highly specialized items.

             (c-2) The Company has a proprietary interest in the identity of its customers and customer lists.

             (c-3) During the term of this Agreement, the Officer will have access to and become familiar with various trade secrets and highly confidential information of the Company, including but not necessarily limited to, documents and information regarding the Company's services, systems, lease and financing programs, re-marketing programs, sales, pricing, costs, specialized requirements of customers, prospective applicants for employment, current employees, information recorded on present or past credit applications, current or past financing vehicles or products by and between the Company and the banking community or related community, internal managerial accounting systems, and information systems. The Officer acknowledges that such confidential information and trade secrets are owned and shall continue to be owned solely by the Company.

       (d) The Officer covenants to the Company that for a period of one (1) year following the date of Termination of Employment, as defined in Paragraph 7 of this Agreement, he shall not, either directly or indirectly, or through any person or other entity, or by any other means:
              (d-1)  Use confidential information or trade secrets for any purpose whatsoever or divulge such information to any person other than the Company or persons to whom the Company has given consent, unless such information has already become common knowledge, or unless the Officer is compelled to disclose such information by governmental process.

             (d-2) Directly or indirectly solicit or sell any of the Company's products or services to any person, company, firm, or corporation who is or was a customer of the Company (customer is defined as dealer, manufacturer, vendor, borrower, lessee, or any other person or entity who deals with the Company in its normal course of business) at the time of termination of the Officer's employment. The Officer agrees not to solicit such customers on behalf of himself or any other person, company, firm, or corporation.

     (e) In the event that a court of competent jurisdiction determines that the provisions of paragraph 11(c) and 11(d), or any part thereof, are invalid or unenforceable by reason of overly broad territorial or excessive time restrictions or otherwise, then the parties to the Agreement request such court to modify such restrictions or paragraph to the extent necessary in order that the same shall be valid and enforceable and to enforce the same to that extent.

     (f) Upon his separation of employment for any reason, the Officer shall immediately deliver to the Company all documentation and other property which belongs to the Company which pertains to the business or financial affairs of the Company.

     (g) The parties to this Agreement acknowledge that any breach, violation, or default by the Officer of the provisions contained in paragraphs 11(d) and 11(f) of this Agreement would result in irreparable harm and damage to the Company, which harm and damage would be extremely difficult to quantify and, accordingly, the Officer consents to the jurisdiction of a court of equity and (1) the entry of an injunction, temporary or permanent, enjoining the Officer from competing with the Company in violation of the provisions of paragraph 11(d) hereof, and
          (2) the entry by said court of an order requiring the Officer to deliver to the Company documentation or other property which belongs to the Company as required in paragraph 11(f).

12. Benefits. The Company agrees to provide the Officer during the term of this Agreement such additional benefits, commonly known as "employee benefits," which are generally extended by the Company to its Officers. Notwithstanding the foregoing and provided the Officer remains employed by the Company, all employee benefits received by the Officer at the time of the effective date of this Agreement shall be maintained throughout the term of this Agreement, unless expressly prohibited by law or unless any or all such employee benefits are discontinued, decreased, or in any way modified by the Company for all Officers, for all persons serving in a capacity similar to that of the Officer, or for all employees of the Company. Employee benefits include, but are not limited to, holidays, vacations, health insurance, life/accidental death insurance, long-term disability insurance, short-term disability benefits, expense supplement plan, educational assistance program, employee assistance program, health maintenance organization, sick leave, Christmas cash bonus, and service recognition awards. Any intended modification of employee benefits as defined herein will be in writing.

13. Stock Options. If this Agreement is terminated for any reason, the Company will extend to the Officer a period of sixty (60) calendar days, during which the Officer shall have the right to exercise any stock options, in whole or in part, as may have been granted under the Horrigan American, Inc., Stock Option Agreements.

14. Effect of Waiver. The waiver by either party of a breach of any provision of this Agreement shall not operate as or be construed as a waiver of any subsequent breach thereof.

15. Arbitration. Any controversy arising from or related to this Agreement shall be determined by arbitration in the City of Reading in accordance with the rules of the American Arbitration Association, and judgment upon any such determination or award may be entered in any court having jurisdiction.

16. Notice. Any and all notices referred to herein shall be sufficient if furnished in writing and sent by registered mail to the representative parties at the address subscribed below following their signatures to this Agreement.

17. Assignment. The rights and benefits of the Company under this Agreement shall be transferable, and all covenants and agreements hereunder shall inure to the benefits of and be enforceable by or against its successors and assigns.



          _______________________________         __________________________
          AEL Leasing Co., Inc.                   Officer
          American Commercial Credit Corp.
          Flying Hills Corporate Center
          Reading, Pennsylvania  19607

                                                               EXHIBIT 10.12


                         Horrigan American, Inc.
                         401(k) Retirement Plan

ORIGINALLY EFFECTIVE                                         JANUARY 1, 1963

AS AMENDED AND RESTATED EFFECTIVE                            JANUARY 1, 1989

                         Horrigan American, Inc.
                         401(k) Retirement Plan

This amended and restated plan, executed on the date indicated at the end hereof, is made effective as of January 1, 1989, except as provided otherwise in Section 1.3(c), by Horrigan American, Inc., a Corporation, with its principal office located in Reading, PA.

                          W I T N E S S E T H :

WHEREAS, effective January 1, 1963, the employer established the plan for its employees and desires to continue to maintain a permanent qualified plan in order to provide its employees and their beneficiaries with financial security in the event of retirement, disability or death; and

WHEREAS, it is desired to amend said plan;

NOW THEREFORE, the premises considered, the original plan is hereby replaced by this amended and restated plan, and the following are the provisions of the qualified plan of the employer as restated herein; provided, however, that each employee who was previously a participant shall remain a participant, and no employee who was a participant in the plan before the date of amendment shall receive a benefit under this amended plan which is less than the benefit he was then entitled to receive under the plan as of the day prior to the amendment.

ARTICLE I  DEFINITIONS

Section 1.1    References

(a) Code means the Internal Revenue Code of 1986, as it may be amended from time to time.

(b) ERISA means the Employee Retirement Income Security Act of 1974, as amended.


Section 1.2    Compensation

(a) Compensation means, except as provided in paragraph (b) hereof, any earnings reportable as W-2 wages for Federal income tax withholding purposes and earned income, plus elective contributions, for the plan year.

     Elective contributions are amounts excludible from the employee's gross income and contributed by the employer, at the employee's election to:

     (1)  A cafeteria plan (excludible under Code Section 125);
     (2) A Code Section 401(k) arrangement (excludible under Code Section 402(a)(8));
     (3)  A simplified employee pension (excludible under  Code Section
          402(h)); or
     (4)  A tax sheltered annuity (excludible under Code Section 403(b)).

     "Earned Income" means net earnings from self-employment in the trade or business with respect to which the employer has established the plan, provided that personal services of the individual are a material income producing factor. Net earnings shall be determined without regard to items excluded from gross income and the deductions allocable to those items. Net earnings shall be determined after the deduction allowed to the self-employed individual for all contributions made by the employer to a qualified plan and, for plan years beginning after December 31, 1989, the deduction allowed to the self-employed under Code Section 164(f) for self-employment taxes.

     Any reference in this plan to compensation shall be a reference to the definition in this Section 1.2, unless the plan reference specifies a modification to this definition. The plan administrator shall take into account only compensation actually paid by the employer for the relevant period. A compensation payment includes compensation by the employer through another person under the common paymaster provisions in Code Sections 3121 and 3306. Compensation from an employer which is not a participating employer under this plan shall be excluded.

(b) Exclusions From Compensation - Notwithstanding the provisions of paragraph 1.2(a), the following types of remuneration shall be excluded from the participant's compensation:

     Key Management Bonuses

(c)  Limitations on Compensation -

     (1) Compensation Dollar Limitation - For any plan year beginning after December 31, 1988, the plan administrator shall take into account only the first $200,000 (or beginning January 1, 1990, such larger amount as the Commissioner of Internal Revenue may prescribe) of any participant's compensation for determining all benefits provided under the plan. The compensation dollar limitation for a plan year shall be the limitation amount in effect on January 1 of the calendar year in which the plan year begins. For any plan year beginning before January 1, 1989, this $200,000 limitation (but not the family aggregation requirement described in the next paragraph) applies only if the plan is top-heavy for such plan year or operates as a deemed top-heavy plan for such plan year. If the plan should determine compensation on a period of time that contains fewer than 12 calendar months (such as for a short plan year), the annual compensation dollar limitation shall be an amount equal to the compensation dollar limitation for the plan year multiplied by the ratio obtained by dividing the number of full months in the period by 12.

     (2) Application of Compensation Limitation to Certain Family Members - The $200,000 compensation limitation applies to the combined compensation of the employee and of any family member aggregated with the employee under Code Section 414(q)(6) who is either (A) the employee's spouse, or (B) the employee's lineal descendant under the age of 19. If, for a plan year, the combined compensation of the employee and such family members who are participants entitled to an allocation for that plan year exceeds the compensation dollar limitation, compensation for each such participant, for purposes of the contribution and allocation provisions of Article III, means his adjusted compensation.

          Adjusted compensation is the amount which bears the same ratio to the compensation dollar limitation as the affected participant's compensation (without regard to the compensation dollar limitation) bears to the combined compensation of all the affected participants in the family unit. If the plan uses permitted disparity, the plan administrator first shall determine the integration level of each affected family member participant using actual compensation. The total of the affected participants' compensations equal to or less than the applicable integration levels may not exceed the compensation dollar limitation. The combined excess compensation of the affected participants in the family unit may not exceed the compensation dollar limitation minus the amount determined under the preceding sentence. If the combined excess compensation exceeds this limitation, the plan administrator will prorate the limitation on the excess compensation among the affected participants in the family unit in proportion to each such individual's actual compensation minus his integration level.

     (d) Compensation for Nondiscrimination Test - For purposes of determining whether the plan discriminates in favor of highly compensated employees, compensation means compensation as defined in this Section 1.2, except that the employer will not give effect to any exclusion from compensation specified in Section 1.2(b). Notwithstanding the above, the employer may elect to exclude from this nondiscrimination definition of compensation any items of compensation excludible under Code Section 414(s) and the applicable Treasury regulations, provided such adjusted definition conforms to the nondiscrimination requirements of those regulations.

     (e) Compensation for Compliance with Section 5.6 - For purposes of conducting the actual deferral percentage test or the average contribution percentage test, compensation means compensation as defined in Section 1.2(a) for the entire plan year except that for the plan year in which the employee first becomes a participant, compensation means the employee's compensation for the portion of the plan year in which the employee actually is a participant.


Section 1.3    Dates

     (a) Accounting Date means the date(s) on which investment results are allocated to participants' accounts, including the allocation date for the profit sharing contribution and any interim accounting date(s) noted below:

          March 31, June 30, September 30, interim investment allocation dates.

     (b) Allocation Date means the date(s) on which any contribution is allocated to participants' accounts. The profit sharing contribution shall be allocated as of the last day of the plan year. Employer matching contributions shall be allocated as of the last day of each month.

     (c)  The Effective Date of the plan is January 1, 1963.

     The effective date of this amendment and restatement is January 1, 1989; provided, however that the plan provisions required to comply with the Tax Reform Act of 1986 (TRA '86), the Omnibus Budget Reconciliation Act of 1986 (OBRA '86), the Omnibus Budget Reconciliation Act of 1987 (OBRA '87), and the Technical and Miscellaneous Revenue Act of 1988 (TAMRA) shall generally be effective on the first day of the plan year beginning after December 31, 1988, except as specified otherwise in this plan or in TRA '86, OBRA '86, OBRA '87 or TAMRA. The plan provisions required to comply with the 1989 Revenue Reconciliation Act shall generally be effective on the first day of the plan year beginning after December 31, 1989, except as specified otherwise in this plan or in said Act.

     Notwithstanding anything herein to the contrary, the provisions noted below shall become effective on the alternate effective date indicated. If the alternate effective date is subsequent to the effective date of this amendment, the prior provisions of the plan shall continue in effect until such alternate effective date.

     Reference             Alternate                                       Effective Date
     Section 1.3(a)        Accounting Date                                 January 1, 1994
     Section 3.2(c)(1)     Allocation Formula                              January 1, 1993
     Section 3.3           Qualified Non-Elective Contributions            January 1, 1994
     Section 3.4           Employee 401(k) Elective Deferral Contributions January 1, 1994
     Section 3.6           Employer Matching Contributions                 January 1, 1994
     Section 4.2(b)        Forfeitures                                     January 1, 1993
     Section 4.3(d)        Eligible Rollover Distribution                  January 1, 1993

     (d)  Plan Entry Date means the participation date(s) specified in Article
          II.

     (e) Plan Year means the 12-consecutive month period beginning on January 1 and ending on December 31.

     (f) Limitation Year (for purposes of limitations on benefits and contributions under Code Section 415) means the plan year.


Section 1.4    Employee

     (a) (1) Employee means any person employed by the employer, including an owner-employee or other self-employed individual (as defined in paragraph (3)). The term employee shall include any employee of the employer maintaining the plan or of any other employer required to be aggregated with such employer under Code Sections 414(b), (c), (m) or (o). The term employee shall also include any leased employee deemed to be an employee of any employer as provided in Code Sections 414(n) or (o) and as defined in paragraph (2).

          (2) Leased Employee means an individual (who otherwise is not an employee of the employer) who, pursuant to a leasing agreement between the employer and any other person, has performed services for the employer (or for the employer and any persons related to the employer within the meaning of Code Section 144(a)(3)) on a substantially full time basis for at least one year and who performs services historically performed by employees in the employer's business field. If a leased employee is treated as an employee by reason of this Section 1.4(a)(2), compensation from the leasing organization which is attributable to services performed for the employer shall be considered as compensation under the plan. Contributions or benefits provided a leased employee by the leasing organization which are attributable to services performed for the employer shall be treated as provided by the employer.

               Safe harbor plan exception - The plan shall not treat a leased employee as an employee if the leasing organization covers the employee in a safe harbor plan and, prior to application of this safe harbor plan exception, 20% or less of the employer's employees (other than highly compensated employees) are leased employees. A safe harbor plan is a money purchase pension plan providing immediate participation, full and immediate vesting, and a nonintegrated contribution formula equal to at least 10% of the employee's compensation without regard to employment by the leasing organization on a specified date. The safe harbor plan must determine the 10% contribution on the basis of compensation as defined in Code Section 415(c)(3) plus elective contributions.

          (3) Owner-Employee/Self Employed Individual - Owner-employee means a self-employed individual who is a sole proprietor, (if the employer is a sole proprietorship) or who is a partner (if the employer is a partnership) owning more than 10 percent of either the capital or profits interest of the partnership. Self-employed individual means an individual who has earned income for the taxable year from the trade or business for which the plan is established, or who would have had earned income but for the fact that the trade or business had no net profits for the taxable year.

     (b) Highly Compensated Employee means an employee who, during the plan year or during the preceding 12-month period:

          (1) is a more than 5% owner of the employer (applying the constructive ownership rules of Code Section 318, and applying the principles of Code Section 318, for an unincorporated entity);

          (2) has compensation in excess of $75,000 (as adjusted by the Commissioner of Internal Revenue for the relevant year);

          (3) has compensation in excess of $50,000 (as adjusted by the Commissioner of Internal Revenue for the relevant year) and is part of the top-paid 20% group of employees (based on compensation for the relevant year); or

          (4) has compensation in excess of 50% of the dollar amount prescribed in Code Section 415(b)(1)(A) (relating to defined benefit plans) and is an officer of the employer.

     If the employee satisfies the definition in clause (2), (3) or (4) in the plan year but did not satisfy clause (2), (3) or (4) during the preceding 12-month period and does not satisfy clause (1) in either period, then the employee is a highly compensated employee only if he is one of the 100 most highly compensated employees for the plan year. The number of officers taken into account under clause (4) shall not exceed the greater of 3 or 10% of the total number (after application of the Code Section 414(q) exclusions) of employees, but no more than 50 officers. If no employee satisfies the compensation requirement in clause (4) for the relevant year, the highest paid officer will be treated as satisfying clause (4) for that year.

     The term highly compensated employee also includes any former employee who separated from service (or has a deemed separation from service, as determined under Treasury regulations) prior to the plan year, performs no service for the employer during the plan year, and was a highly compensated employee either for the separation year or any plan year ending on or after his 55th birthday. If the former employee's separation from service occurred before January 1, 1987, he is a highly compensated employee only if he satisfied clause (1) of this Section 1.4(b) or received compensation in excess of $50,000 during the year of his separation from service (or the prior year), or during any year ending after his 54th birthday.

     For purposes of determining who is a highly compensated employee under this Section 1.4(b), compensation means compensation as defined in Section 1.2, except that any exclusions from compensation specified in Section 1.2
     (b) shall not apply. The plan administrator shall make the determination of who is a highly compensated employee, including the determinations of the number and identity of the top paid 20% group, the top 100 paid employees, the number of officers includible in clause (4) and the relevant compensation, consistent with Code Section 414(q) and regulations issued under that Code Section. The employer may make a calendar year election to determine the highly compensated employees for the plan year, as prescribed by Treasury regulations. A calendar year election must apply to all plans and arrangements of the employer.

     For purposes of applying any nondiscrimination test required under the plan or Code, in a manner consistent with applicable Treasury regulations, the plan administrator will treat a highly compensated employee and all family members (a spouse, a lineal ascendant or descendant, or a spouse of a lineal ascendant or descendant) as a single highly compensated employee, but only if the highly compensated employee is a more than 5% owner or is one of the 10 highly compensated employees with the greatest compensation for the plan year. This aggregation rule applies to a family member even if that family member is a highly compensated employee without family aggregation.


Section 1.5    Employer

     Employer means Horrigan American, Inc. or any successor entity by merger, purchase, consolidation, or otherwise; or an organization affiliated with the employer which may assume the obligations of this plan with respect to its employees by becoming a party to this plan. Another employer whether or not it is affiliated with the sponsor employer may adopt this plan to cover its employees by filing with the sponsor employer a written resolution adopting the plan, upon which the sponsor employer shall indicate its acceptance of such employer as an employer under the plan. Each such employer shall be deemed to be the employer only as to persons who are on its payroll.

     The following employers have adopted this plan and have been accepted by the sponsor employer on or before the date this amendment and restatement is executed:

     Participating Employer                                 EIN
     AEL Leasing Co., Inc.                                  23-1720013
     American Real Estate Investment and Development Co.    23-2294785
     The Business Outlet, Inc.                              23-2347549
     Horrigan Companies, Inc.                               23-1636676


Section 1.6    Fiduciaries

     (a) Named Fiduciary means the person or persons having fiduciary responsibility for the management and control of plan assets.

     (b) Plan administrator means the person or persons appointed by the named fiduciary to administer the plan.

     (c) Trustee means the trustee named in the trust agreement executed pursuant to this plan, or any duly appointed successor trustee.

     (d) Investment Manager means a person or corporation other than the trustee appointed for the investment of plan assets.


Section 1.7    Participant/Beneficiary

     (a) Participant means an eligible employee of the employer who becomes a member of the plan pursuant to the provisions of Article II, or a former employee who has an accrued benefit under the plan.

     (b) Beneficiary means a person designated by a participant who is or may become entitled to a benefit under the plan. A beneficiary who becomes entitled to a benefit under the plan remains a beneficiary under the plan until the trustee has fully distributed his benefit to him. A beneficiary's right to (and the plan administrator's, or a trustee's duty to provide to the beneficiary) information or data concerning the plan shall not arise until he first becomes entitled to receive a benefit under the plan.


Section 1.8    Participant Accounts

     (a) Profit Sharing Account means the balance of the separate account derived from profit sharing employer contributions, including forfeitures (if any) (if so provided under Section 3.2).

     (b) Qualified Non-elective Contribution Account means the balance of the separate account derived from employer's qualified non-elective contributions (if so provided under Section 3.3).

     (c) Employee 401(k) Elective Deferral Account means the balance of the separate account derived from the participant's elective deferrals (if so provided under Section 3.4).

     (d) Employee Nondeductible Contribution Account means the balance of the separate account derived from the participant's non-deductible employee contributions (if so provided under Section 3.5).

     (e) Employer Matching Contribution Account means the balance of the separate account derived from employer's matching contributions (if so provided under Section 3.6).

     (f) Rollover/Transfer Account means the balance of the separate account derived from rollover contributions and/or transfer contributions (if so provided under Section 3.7).

     (g) Recharacterized Funds Account means the balance of the separate account derived from recharacterized amounts treated as being contributed by the participant (if so provided under Section 3.5(c)).

     (h) Accrued Benefit means the total of the participant's account balances as of the accounting date falling on or before the day on which the accrued benefit is being determined.


Section 1.9    Plan

     Plan means Horrigan American, Inc.401(k) Retirement Plan as set forth herein and as it may be amended from time to time.


Section 1.10   Service

     (a) Service means any period of time the employee is in the employ of the employer, including any period the employee is on an unpaid leave of absence authorized by the employer under a uniform, nondiscriminatory policy applicable to all employees. Separation from service means that the employee no longer has an employment relationship with the employer.

     (b)  (1)  Hour of Service means:

               (A) Each hour for which an employee is paid, or entitled to payment, for the performance of duties for the employer. These hours shall be credited to the employee for the computation period in which the duties are performed; and

               (B) Each hour for which an employee is paid, or entitled to payment, by the employer on account of a period of time during which no duties are performed (irrespective of whether the employment relationship has terminated) due to vacation, holiday, illness, incapacity (including disability), layoff, jury duty, military duty or leave of absence. No more than 501 hours of service shall be credited under this paragraph for any single continuous period (whether or not such period occurs in a single computation period). An hour of service shall not be credited to an employee under this paragraph if the employee is paid, or entitled to payment, under a plan maintained solely for the purpose of complying with applicable worker's compensation or unemployment compensation or disability insurance laws. Hours under this paragraph shall be calculated and credited pursuant to
                    Section 2530.200b-2 of the Department of Labor Regulations which are incorporated herein by this reference; and

               (C) Each hour for which back pay, irrespective of mitigation of damages, is either awarded or agreed to by the employer. The same hours of service shall not be credited both under paragraph (A) or paragraph (B), as the case may be, and under this paragraph (C). These hours shall be credited to the employee for the computation period or periods to which the award or agreement pertains rather than the computation period in which the award, agreement or payment is made.

                    Hours of service shall be determined on the basis of actual hours for which an employee is paid or entitled to payment. The above provisions shall be construed so as to resolve any ambiguities in favor of crediting employees with hours of service.

          (2) Solely for purposes of determining whether a break in service for participation and vesting purposes has occurred in a computation period, an individual who is absent from work for maternity or paternity reasons shall receive credit for the hours of service which would otherwise have been credited to such individual but for such absence, or in any case in which such hours cannot be determined, 8 hours of service per day of such absence. For purposes of this paragraph, an absence from work for maternity or paternity reasons means an absence (A) by reason of the pregnancy of the individual, (B) by reason of a birth of a child of the individual, (C) by reason of the placement of a child with the individual in connection with the adoption of such child by such individual, or (D) for purposes of caring for such child for a period beginning immediately following such birth or placement. The hours of service credited under this paragraph shall be credited: (A) in the computation period in which the absence begins if the crediting is necessary to prevent a break in service in that period, or
               (B)  in all other cases, in the following computation period.

          (3) Hours of service shall be credited for employment with other members of an affiliated service group (under Code Section 414(m)), a controlled group of corporations (under Code Section 414(b)), or a group of trades or businesses under common control (under Code Section 414(c)), of which the adopting employer is a member. Hours of service shall also be credited for any leased employee who is considered an employee for purposes of this plan under Code Section 414(n) or Code Section 414(o).

     (c) (1) Year of Service means a 12-consecutive month computation period during which the employee completes the required number of hours of service with the employer as specified in Sections 2.1 or 4.1.

          (2) Predecessor Service - If the employer maintains the plan of a predecessor employer, service with such predecessor employer shall be treated as service for the employer. If the employer does not maintain the plan of a predecessor employer, then service as an employee of a predecessor employer shall not be considered as service under the plan, except as noted below:

               - Service as an employee of American Amdev Hospitality, Inc. (predecessor employer) shall be considered as service under the plan for the purposes of determining eligibility years of service (under Section 2.1) and vesting years of service (under
               Section 4.1).

               Service as an employee of a predecessor employer shall be considered as service for the employer hereunder for the purposes of applying the limitations on benefits and allocations under Code Section 415.

     (d)  Break in Service (or One Year Break in Service) means a
          12-consecutive month computation period during which a participant or former participant does not complete the specified number of hours of service with the employer as set forth in Sections 2.1(b) and 4.1(b).


Section 1.11   Trust

     (a)  Trust means the qualified trust created under the employer's plan.

     (b)  Trust Fund means all property held or acquired by the plan.


ARTICLE II  PARTICIPATION


Section 2.1    Eligibility Service

     (a) Eligibility Year of Service means an eligibility computation period during which the employee completes at least 1,000 hours of service with the employer.

     (b) One Year Break in Service means for the purposes of this Article II an eligibility computation period during which the participant or former participant does not complete more than 500 hours of service with the employer.

     (c) Eligibility Computation Period - The initial eligibility computation period shall be the 12-consecutive month period beginning with the day on which the employee first performs an hour of service with the employer (employment commencement date).

          Succeeding eligibility computation periods shall coincide with the plan year, beginning with the first plan year which commences prior to the first anniversary of the employee's employment commencement date regardless of whether the employee is credited with the required number of hours of service during the initial eligibility computation period. An employee who is credited with the required number of hours of service in both the initial eligibility computation period and the first plan year which commences prior to the first anniversary of the employee's employment commencement date shall be credited with two years of service for purposes of eligibility to participate.


Section 2.2    Plan Participation

     (a)  Eligibility

          (1) Age/service requirements - An employee who is a member of the eligible class of employees shall be eligible for plan participation after he has satisfied the following participation requirements:

               (A)  Completion of 1 year of service, and

               (B)  Attainment of age 21.

          (2) Eligible class of employees - All employees of the employer shall be eligible to be covered under the plan; provided, however, that leased employees who are considered employees under the plan shall not be eligible for participation, unless such exclusion would cause the plan to fail to satisfy the participation test or the coverage test of Code Section 410 or the nondiscrimination requirements of Code Section 401(a)(4).

     (b) Entry Date - An eligible employee shall participate in the plan on the earlier of the January 1 or July 1 entry date coinciding with or immediately following the date on which he has met the age and service requirements. If an employee who is not a member of the eligible class of employees becomes a member of the eligible class, such employee shall participate immediately, if he has satisfied the age and service requirements and would have otherwise previously become a participant.


Section 2.3    Termination of Participation

     A participant shall continue to be an active participant of the plan so long as he is a member of the eligible class of employees and he does not incur a one-year break in service due to termination of employment. He shall become an inactive participant when he incurs a one-year break in service due to termination of employment, or at the end of the plan year during which he ceases to be a member of the eligible class of employees. He shall cease participation completely upon the later of his receipt of a total distribution of his nonforfeitable account balance(s) under the plan or the forfeiture of the nonvested portion of the account balance(s).


Section 2.4    Re-Participation (Break In Service Rules)

     (a) Vested Participant - A former participant who had a nonforfeitable right to all or a portion of his account balance derived from employer contributions at the time of his termination from service shall become a participant immediately upon returning to the employ of the employer, if he is a member of the eligible class of employees.

     (b) Nonvested Participant - In the case of a former participant who did not have any nonforfeitable right to his account balance derived from employer contributions at the time of his termination from service, years of service before a period of consecutive one-year breaks in service shall not be taken into account in computing service if the number of consecutive one-year breaks in service in such period equals or exceeds the greater of 5 or the aggregate number of years of service before such breaks in service. Such aggregate number of years of service shall not include any years of service disregarded under the preceding sentence by reason of prior breaks in service.

          If such former participant's years of service before termination from service are disregarded pursuant to the preceding paragraph, he shall be considered a new employee for eligibility purposes. If such former participant's years of service before termination from service may not be disregarded pursuant to the preceding paragraph, he shall participate immediately upon returning to the employ of the employer, if he is a member of the eligible class of employees.

     (c) Return to Eligible Class - If a participant becomes an inactive participant, because he is no longer a member of the eligible class of employees, but does not incur a break in service; such inactive participant shall become an active participant immediately upon returning to the eligible class of employees. If such participant incurs a break in service, eligibility shall be determined under the re-participation rules in paragraphs (a) and (b) above.


ARTICLE III  ALLOCATIONS TO PARTICIPANT ACCOUNTS


Section 3.1    General Provisions

     (a) Maintenance of Participant Accounts - The plan administrator shall maintain separate accounts covering each participant under the plan as herein described. Such accounts shall be increased by contributions, reallocation of forfeitures (if any), investment income, and market value appreciation of the fund. They shall be decreased by market value depreciation of the fund, forfeiture of nonvested amounts, benefit payments, withdrawals and expenses.

     (b)  Amount and Payment of Employer Contribution

          (1) Amount of Contribution - For each plan year, the employer contribution to the plan shall be the amount which is determined under the provisions of this Article; provided, however, that the employer may not make a contribution to the plan for any plan year to the extent the contribution would exceed the participants' maximum permissible amounts under Code Section
               415. Further, the employer contribution shall not exceed the maximum amount deductible under Code Section 404.

               The employer contributes to this plan on the conditions that its contribution is not due to a mistake of fact and that the Internal Revenue Service will not disallow the deduction for its contribution. The trustee, upon written request from the employer, shall return to the employer the amount of the employer's contribution made due to a mistake of fact or the amount of the employer's contribution disallowed as a deduction under Code Section 404. The trustee shall not return any portion of the employer's contribution under the provisions of
               this paragraph more than one year after the earlier of:   (A)
               The date on which the employer made the contribution due to a mistake of fact; or (B) The time of disallowance of the contribution as a deduction, and then, only to the extent of the disallowance. The trustee will not increase the amount of the employer contribution returnable under this Section for any earnings attributable to the contribution, but the trustee will decrease the employer contribution returnable for any losses attributable to it. The trustee may require the employer to furnish whatever evidence it deems necessary to confirm that the amount the employer has requested be returned is properly returnable under ERISA.

          (2) Payment of Contribution - The employer shall make its contribution to the plan within the time prescribed by the Code or applicable Treasury regulations. Subject to the consent of the trustee, the employer may make its contribution in property rather than in cash, provided the contribution of property is not a prohibited transaction under the Code or ERISA.

     (c) Limitations and Conditions - Notwithstanding the allocation procedures set forth in this Article, the allocations to participants' accounts shall be limited or modified to the extent required to comply with the provisions of Article V (limitations on allocations under Code Section 415, related employer provisions under Code Section 414 and top-heavy provisions under Code Section 416).

          In any limitation year in which the allocation to one or more participants' accounts would be in excess of the limitations on allocations under Code Section 415, the annual additions under this plan will be reduced to the extent necessary to comply with such limitations first. If any further reduction is required, the annual additions or benefits under any other plan which the employer also sponsors will then be reduced with respect to such participants.


Section 3.2    Profit Sharing Contributions

     (a) Amount of Contribution - The employer shall determine, in its sole discretion, the amount of profit sharing employer contribution to be made to the plan each year; provided, however, that the employer shall contribute such amount as may be required for restoration of a forfeited amount under Section 4.2.

     (b) Conditions for Allocations - An active participant shall be eligible for an allocation of the employer profit sharing contribution and forfeitures as of an allocation date, provided that he satisfies the following conditions:

          (1) He completed at least 1,000 hours of service during the current plan year, except that the hours of service requirement shall not apply with respect to any minimum top heavy allocation as provided in Section 5.5.,

          AND

          (2)  He is employed by the employer on the last day of the plan year.

          Notwithstanding the above conditions for allocation of contributions, if the plan would otherwise fail to satisfy the participation test or coverage test of Code Section 410 or the nondiscrimination requirements of Code Section 401(a)(4), the plan administrator shall amend the plan in a nondiscriminatory manner to provide for the participation of additional employees and/or to cause additional active participants to be eligible for an allocation.

     (c)  (1)  Allocation Formula

               The employer profit sharing contribution and forfeitures for the plan year shall be allocated to the account of each eligible participant in the ratio that such participant's compensation bears to the compensation of all participants.

          (2)  Top-Heavy Plan Years

               In any year in which this plan is top-heavy (as defined in Section 5.5(e)(2)) when aggregated with the prior Horrigan American, Inc. Employee Stock Ownership Plan which the employer also sponsors, the top-heavy minimum benefit requirement shall be met under this plan.

               The top-heavy minimum benefit with respect to a participant shall first be met by any allocation to the Qualified Non-elective Contribution Account for the plan year. Then the contributions and forfeitures allocable to the profit sharing account shall be adjusted as necessary for compliance. The total of the contributions and forfeitures allocated to such accounts of each participant shall not be less than an amount equal to 3% of such participant's compensation or the largest percentage of employer contribution and forfeiture allocated under both plans on behalf of any key employee for that year, whichever is less.

               If a participant only participates in this plan, his Qualified Non-elective Contribution Account and profit sharing account will receive a cumulative allocation that is not less than an amount equal to 3% of his compensation or the largest percentage of employer contribution and forfeiture allocated under both plans on behalf of any key employee for that year, whichever is less.

          (3) Compensation - For purposes of the allocation of the employer profit sharing contribution, compensation means compensation as defined in Section 1.2 for the entire plan year, except that for the plan year in which the employee first becomes a participant, compensation means the employee's compensation for the portion of the plan year in which the employee actually is a participant.


Section 3.3    Qualified Non-Elective Contributions

     The employer may make qualified non-elective contributions on behalf of either the non-highly compensated active participants or all active participants that are sufficient to satisfy either the actual deferral percentage test or the average contribution percentage test, or both, pursuant to regulations under the Code in lieu of distributing excess contributions as provided in Section 5.6(b)(2) of the plan, or excess aggregate contributions as provided in Subsection 5.6(c)(2) of the plan.

     Qualified non-elective contributions are contributions (other than profit sharing contributions or employer matching contributions) which are made by the employer and allocated to participants' qualified non-elective contribution accounts and any forfeitures which are so applied that the participants may not elect to receive in cash until distributed from the plan; that are nonforfeitable when made; and that are distributable only in accordance with the distribution provisions that are applicable to elective deferrals and qualified matching contributions.

     (a) Amount of Contribution - The amount of such contributions for each plan year shall be an amount determined by the employer, in its sole discretion, after the plan administrator has determined the amount needed to satisfy test requirements, the test or tests to be satisfied with such contributions, and the classification of active participants (all or only the non-highly compensated) to receive the contribution.

     (b)  Allocation of Contribution -

          (1) Allocation of such contributions shall be made under one of the following methods to either all active participants or all non-highly compensated active participants as determined by the plan administrator for the plan year:

               (A) In the ratio which each eligible participant's compensation for the plan year bears to the total compensation of all eligible participants for such plan year.

               (B) In the ratio which each eligible participant's compensation not in excess of a specified dollar amount for the plan year bears to the total compensation of all eligible participants not in excess of such specified dollar amount for such plan year. The plan administrator shall set the specified dollar amount at the level necessary to enable the plan to satisfy the test or tests being met through the contribution.

               (C) The contribution shall be allocated to those non-highly compensated employees earning the least compensation during the plan year as needed to enable the plan to meet the test requirements the contribution is being used to meet.

          (2)  Top-Heavy Plan Years

               The top-heavy minimum benefit requirements shall be met as provided under Section 3.2(c)(2) concerning profit sharing and qualified non-elective contribution allocations.


Section 3.4    Employee 401(k) Elective Deferral Contributions

     (a) Amount of Contribution - The employer shall contribute each plan year on behalf of each active participant who elects salary deferral a sum equal to the amount which the participant has elected to defer under a salary reduction arrangement or under a cash or deferred arrangement. The contribution shall be credited to the participant's employee 401(k) elective deferral account.

     (b)  Salary Reduction Election

          (1) Availability of Election - An active participant may effect a salary reduction agreement with the employer under which an employer contribution will be made to the plan on behalf of such participant only if he elects to reduce his compensation or to forgo an increase in his compensation. The amount of salary deferral may range from 1% to 10% of compensation.

               The plan administrator may limit the amount of salary reduction at any time, if he determines that such limitation is necessary to meet Internal Revenue Service requirements for a [qualified cash or deferred arrangement] under Code Section 401(k) and regulations issued pursuant thereto and as set forth in Section 5.6.

          (2) Election Procedures - A written notice of a participant's salary reduction election shall be given to the employer and to the plan administrator upon such forms as may be provided by the plan administrator. The written notice shall be given at least 30 days before January 1, April 1, July 1, or October 1 on which
               it is to be effective.   However, in no event shall such notice
               be given or be effective before the adoption of the employee 401(k) election deferral contribution provision under the plan. A participant electing salary reduction will be deemed to desire to continue at the same rate, unless he notifies the plan administrator at least 30 days before the applicable date of his desire to change the amount of salary reduction. The revised election shall be effective on the applicable date. A salary reduction may be discontinued at any time upon 30 days notice on the required form. A participant who has declined or suspended salary reduction may elect salary reduction at a subsequent election date by written notification to the plan administrator in the manner and on the forms as provided under this paragraph.

               However, if a participant receives a hardship distribution, his right to elect a salary reduction shall be suspended for 12 months after the receipt of such distribution. Further, the participant may not elect a salary reduction for his taxable year immediately following the taxable year of the hardship distribution in excess of the applicable limit under Code
               Section 402(g) for such taxable year less the amount of such participant's salary reduction for the taxable year of the hardship distribution.

          (3) Conditions - The participant's salary reduction election shall apply only to compensation which becomes currently available to the employee after the effective date of the election. The employer shall apply the salary reduction election to all of the participant's compensation (and to increases in compensation), unless the participant's salary reduction election specifies that the election is to be limited to certain compensation.

     (c)  Cash or Deferred Election -

          No contribution shall be made under this plan pursuant to a cash or deferred election. All elective deferrals shall be made under a salary deferral election.


Section 3.5    Employee Nondeductible Contributions

     Employee nondeductible contributions are not permitted under this plan and no amount shall be credited to the employee nondeductible contribution account. A participant may not treat his excess contributions as an amount distributed to him and then contributed by him to the plan as an employee nondeductible contribution as described in Section 5.6(b)(3).


Section 3.6    Employer Matching Contributions

     Employer matching contributions shall be made under the provisions of this Section. Such contributions shall be credited to the employer matching contribution account.

     (a)  Qualified Matching Contributions

          The employer matching contribution shall not be treated as a qualified matching contribution. A qualified matching contribution means matching contributions which are subject to the distribution and nonforfeitability requirements under Code Section 401(k) when made.

     (b) Contributions Subject to Matching - Employer matching contributions shall be made with respect to any contributions made under a salary reduction agreement to the extent provided below. The contributions shall be credited to the employer matching contribution account of each eligible participant.

     (c) Conditions for Allocation - An active participant shall be eligible for an allocation of an employer matching contribution as of an allocation date, provided that he made a contribution which is subject to matching during the current plan year.

     (d) Allocation Formula - The employer matching contribution and any applicable forfeitures shall be equal to the employer matching percentage applied to the participant's contributions for the current plan year which are subject to matching; provided that a participant's contributions in excess of 6% of his compensation for the allocation period shall be disregarded for purposes of allocating the employer matching contributions. Further, the participant's contributions for the current plan year which are subject to matching shall be reduced by any such contributions withdrawn during the plan year. The employer matching percentage shall be equal to 50%.

     (e)  Forfeitures of Excess Aggregate Contributions

          Excess aggregate contributions which are determined under the average contribution percentage test and which are attributed to employer matching contributions shall be distributed to the extent vested with a proportional amount of the nonvested employer matching contribution being forfeited as of the last day of the plan year in which the excess arose. Also, any forfeitures required for compliance with Code Section 401(a)(4) shall occur as of such date. The forfeitures shall be treated in the manner described in Section 4.2(c)(2).

          The forfeitures shall be applied to reduce any employer matching contribution or any qualified non-elective contribution.


Section 3.7    Rollover/Transfer Contributions

     (a) Rollover Contributions - A participant may contribute to his rollover/transfer account any amounts which he previously received either as a lump sum distribution (as defined in Code Section 402(d)(4)) or within one taxable year as a distribution from another qualified plan on account of termination of that plan provided that:

          (1) He transferred such distribution to an Individual Retirement Account or Annuity within sixty (60) days after receipt, or

          (2) He transferred such distribution to this plan within sixty (60) days after receipt.

          Before accepting a rollover contribution, the trustee may require an employee to furnish satisfactory evidence that the proposed transfer is in fact a [rollover contribution] which the Code permits an employee to make to a qualified plan.

     (b) Transfer Contributions - With the consent of the plan administrator, the participant may have funds transferred directly to this plan from another qualified plan. Consent shall not be given if the optional forms of payment to which the funds are subject under the prior plan are not properly disclosed by the prior plan or cannot be accommodated by this plan and trust.

          Further, this plan shall not accept any direct or indirect transfers (in a transfer after December 31, 1984) from a defined benefit plan, money purchase plan (including a target benefit plan), stock bonus or profit sharing plan which would otherwise have provided for a life annuity form of payment to the participant.

     (c) Contributions Before Plan Entry Date - An employee, (who is in the eligible class of employees) prior to satisfying the plan's eligibility conditions, may make a rollover or transfer contribution to the plan to the same extent and in the same manner as a participant. If an employee makes a rollover or transfer contribution to the plan before satisfying the plan's eligibility conditions, the plan administrator and trustee will treat the employee as a participant for all purposes of the plan, except the employee is not a participant for purposes of contributions or forfeitures under the plan until he actually becomes a participant in the plan. If the employee has a separation from service prior to becoming a participant, the trustee will distribute his rollover or transfer contribution account to him.

     (d) Distribution - The rollover/transfer account shall be subject to distribution in the same manner as an employer-derived contribution. Withdrawals may be made from a rollover/transfer account under the terms and conditions of Section 4.4 if this plan permits any such in-service withdrawals.

          To the extent that a distribution is attributable to a direct transfer from another qualified plan, the Joint and Survivor Requirements of Section 5.3 shall be met as if the distribution were being made from such prior plan.


Section 3.8    Allocation of Investment Results

     (a)  General Allocation Procedures

          Investment income and market value appreciation or depreciation shall be allocated to each account of each participant who has accrued benefits in proportion to the respective account balances on each accounting date. For this purpose, each account balance shall be equal to the average balance for the period commencing on the day following the prior accounting date and ending on the current accounting date.

     (b)  Investment Elections

          A participant may elect to have all of his accounts invested in such investment fund or combination of investment funds as may be established by the trustee and made available for the benefit of participants; provided, however, that in no event may the participant direct that any portion of his account(s) be invested in collectibles (as defined in Code Section 408(m)). A participant's investment election shall not apply to any portion of any account which may be invested in a participant loan sub-account established under Section
          4.4. The investment results shall be allocated to the participant's account(s) based upon earnings and losses on the participant's share in such investment fund or funds. Participant investment elections shall be in writing on a form provided by the plan administrator and signed by the participant. An election must be received by the plan administrator at least 15 days before the accounting date as of which it will be effective. An election may be revoked only by another election and will remain in effect until such revocation.


ARTICLE IV  PAYMENT OF PARTICIPANT ACCOUNTS


Section 4.1    Vesting Service Rules

     (a) Vesting Year of Service means a vesting computation period during which the employee completes at least 1,000 hours of service with the employer. All of an employee's years of service with the employer shall be counted to determine the nonforfeitable percentage in the employee's account balance(s) derived from employer contributions, except:

          (1) Years of service disregarded under the break in service rules in paragraph (d) below. (Post-ERISA break in service rules)

          (2) Years of service before the effective date of ERISA if such service would have been disregarded under the break in service rules of the prior plan in effect from time to time before such date. For this purpose, break in service rules are rules which result in the loss of prior vesting or benefit accruals, or which deny an employee eligibility to participate, by reason of separation or failure to complete a required period of service within a specified period of time. (Pre-ERISA break in service rules)

     (b) One Year Break in Service means for the purposes of this Article IV a vesting computation period during which the participant or former participant does not complete more than 500 hours of service with the employer.

     (c) Vesting Computation Period means the 12-consecutive month period coinciding with the plan year.

     (d)  Break in Service Rules

          (1) Vested Participant - A former participant who had a nonforfeitable right to all or a portion of his account balance(s) derived from employer contributions at the time of his termination from service shall retain credit for all vesting years of service prior to a break in service.

          (2) Nonvested Participant - In the case of a former participant who did not have any nonforfeitable right to his account balance(s) derived from employer contributions at the time of his termination from service, years of service before a period of consecutive one-year breaks in service shall not be taken into account in computing service if the number of consecutive one-year breaks in service in such period equals or exceeds the greater of 5 or the aggregate number of years of service before such breaks in service. Such aggregate number of years of service shall not include any years of service disregarded under the preceding sentence by reason of prior breaks in service.

          (3) Vesting for Pre-Break and Post-Break Accounts - In the case of a participant who has 5 or more consecutive one-year breaks in service, all years of service after such breaks in service shall be disregarded for the purpose of vesting the employer-derived account balance(s) that accrued before such breaks in service. Whether or not such participant's pre-break service counts in vesting the post-break employer-derived account balance(s) shall be determined according to the rules set forth in sub-paragraphs
               (1) and (2) above. Separate accounts shall be maintained for each of the participant's pre-break and post-break employer-derived account balance(s). All accounts shall share in the investment earnings and losses of the fund.

Section 4.2    Vesting of Participant Accounts

     (a)  Determination of Vesting

          (1) Normal Retirement - A participant's right to his account balance(s) shall be 100% vested and nonforfeitable upon the attainment of 65, the normal retirement age. If the employer enforces a mandatory retirement age, the normal retirement age shall be the lesser of the mandatory age or the age specified herein.

          (2) Late Retirement - If a participant remains employed after his normal retirement age, his account balance(s) shall remain 100% vested and nonforfeitable. Such participant shall continue to receive allocations to his account as he did before his normal retirement age.

          (3) Early Retirement - In the case of a participant who has attained age 55 and completed 7 years of service before his normal retirement age, the participant's right to his account balance(s) shall be 100% vested and nonforfeitable. Such participant may retire before his normal retirement age without the consent of the employer and receive payment of benefits from the plan. If a participant separates from service before satisfying the age requirement for early retirement, but has satisfied the service requirement, the participant shall be entitled to elect an early retirement benefit upon satisfaction of such age requirement.

          (4) Disability - If a participant separates from service due to disability, such participant's right to his account balance(s) as of his date of disability shall be 100% vested and nonforfeitable. Disability means inability to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment which can be expected to result in death or which has lasted or can be expected to last for a continuous period of not less than 12 months. The permanence and degree of such impairment shall be supported by medical evidence. Notwithstanding such definition, a participant who is eligible for Social Security disability benefits shall automatically satisfy the definition of disability. Disability shall be determined by the plan administrator after consultation with a physician chosen by the administrator. In the administration of this section, all employees shall be treated in a uniform manner in similar circumstances.

          (5) (A) Death - In the event of the death of a participant who has an accrued benefit under the plan, (whether or not he is an active participant), 100% of the participant's account balance(s) as of the date of death shall be paid to his surviving spouse; except that, if there is no surviving spouse, or if the surviving spouse has already consented in a manner which is (or conforms to) a qualified election under the joint and survivor annuity provisions of Code
                    Section 417(a) and regulations issued pursuant thereto and as set forth in Section 5.3, then such balance(s) shall be paid to the participant's designated beneficiary.

               (B) Beneficiary Designation - Subject to the spousal consent requirements of Section 5.3, the participant shall have the right to designate his beneficiaries, including a contingent death beneficiary, and shall have the right at any time to change such beneficiaries. The designation shall be made in writing on a form signed by the participant and supplied by and filed with the plan administrator. If the participant fails to designate a beneficiary, or if the designated person or persons predecease the participant, "beneficiary" shall mean the spouse, children, parents, brothers and sisters, or estate of the participant, in the order listed.

          (6) Termination From Service - If a participant separates from the service of the employer other than by retirement, disability or death, his vested interest in his accounts shall be equal to the account balance multiplied by the vesting percentage determined below:

               (A) Profit Sharing Account - The vesting percentage applicable to the participant's profit sharing account shall be determined based on his vesting years of service as follows:

                    Years of Service    Vesting Percentage

                    0-2 Years                  0%
                    3                         20%
                    4                         40%
                    5                         60%
                    6                         80%
                    7 or More Years          100%

               (B) Employer Matching Contribution Account - The vesting percentage applicable to the participant's employer matching contribution account shall be determined as follows:

                    Years of Service    Vesting Percentage

                    0-2 Years                       0%
                    3                              20%
                    4                              40%
                    5                              60%
                    6                              80%
                    7 or More Years               100%

               (C) Other Accounts - The participant shall always be 100% vested in his following accounts: employee 401(k) elective deferral account; employee nondeductible contribution account; employer matching contribution account, if the contributions are being treated as qualified matching contributions under Section (3.6); qualified non-elective contribution account; rollover/transfer account and recharacterized funds account. The accrued benefit in such accounts shall be nonforfeitable.

     (b)  Forfeitures

          (1) Time of Forfeiture - If a participant terminates employment before his account balances derived from employer contributions are fully vested, the nonvested portion of his accounts shall be forfeited on the earlier of:

               (A) The last day of the vesting computation period in which the participant first incurs 5 consecutive one-year breaks in service, or

               (B) The date the participant receives his entire vested accrued benefit.

          (2)  Cashout Distributions and Restoration

               (A) Cashout Distribution - If an employee terminates service and the value of his vested account balances derived from employer and employee contributions are not greater than $3,500, the employee shall receive a distribution of the value of the entire vested portion of such account balances and the nonvested portion will be treated as a forfeiture. For purposes of this section, if the value of an employee's vested account balances is zero, he shall be deemed to have received a distribution of such vested account balances.
                    An employee's vested account balance shall not include accumulated deductible employee contributions within the meaning of Code Section 72(o)(5)(B) for plan years beginning prior to January 1, 1989.

                    If an employee terminates service and the value of his vested account balances exceeds $3,500, he may elect to receive the value of his vested account balances after such termination as provided in Section 4.3. The nonvested portion shall be treated as a forfeiture as of the date of distribution. If the employee elects to have distributed less than the entire vested portion of the account balances derived from employer contributions, the part of the nonvested portion that will be treated as a forfeiture is the total nonvested portion multiplied by a fraction, the numerator of which is the amount of the distribution attributable to employer contributions and the denominator of which is the total value of the vested employer-derived account balances.

               (B) Restoration of Accounts - If an employee receives a cashout distribution pursuant to this section and resumes employment covered under this plan before he incurs 5 consecutive one-year breaks in service, his employer-derived account balances shall each be restored to the amount on the date of distribution, if he repays to the plan the full amount of the distribution attributable to employer contributions before the earlier of 5 years after the first date on which he is subsequently re-employed by the employer, or the date he incurs 5 consecutive one-year breaks in service following the date of the distribution. If an employee is deemed to receive a distribution pursuant to this Section 4.2(b)(2), and he resumes employment covered under this plan before he incurs 5 consecutive one-year breaks in service, upon the reemployment of such employee his employer-derived account balances will be restored to the amount on the date of such deemed distribution.

                    Any amount required to restore such forfeitures shall be deducted from forfeitures (including forfeitures of excess aggregate contributions) occurring in the plan year of restoration. If forfeitures are insufficient for the restoration, the employer may make a contribution to the plan for such plan year to satisfy the restoration. However, by the end of the plan year following the plan year of restoration, sufficient forfeitures or employer contributions shall be credited to the account to satisfy the restoration.

     (c)  Disposition of Forfeitures

          (1)  Profit Sharing Account -

               Forfeitures of profit sharing accounts shall be reallocated among the eligible active participants at the end of the plan year in which such forfeitures occur in accordance with the allocation procedures set forth in Section 3.2.

          (2)  Employer Matching Contribution Account -

               Forfeitures of employer matching contribution accounts shall be used to reduce the employer matching contribution for the plan year in which such forfeitures occur.

     (d) Withdrawal of Employee Nondeductible Contributions - No forfeitures shall occur solely as a result of an employee's withdrawal of employee nondeductible contributions.

     (e)  Unclaimed Benefits

          (1) Forfeiture - The plan does not require the trustee or the plan administrator to search for, or to ascertain the whereabouts of, any participant or beneficiary. At the time the participant's or beneficiary's benefit becomes distributable under the plan, the plan administrator, by certified or registered mail addressed to his last known address of record, shall notify any participant or beneficiary that he is entitled to a distribution under this plan. If the participant or beneficiary fails to claim his distributive share or make his whereabouts known in writing to the plan administrator within twelve months from the date of mailing of the notice, the plan administrator shall treat the participant's or beneficiary's unclaimed payable accrued benefit as forfeited and shall reallocate such forfeiture in accordance with paragraph (c). A forfeiture under this paragraph shall occur at the end of the notice period or, if later, the earliest date applicable Treasury regulations would permit the forfeiture. These forfeiture provisions apply solely to the participant's or beneficiary's accrued benefit derived from employer contributions.

          (2) Restoration - If a participant or beneficiary who has incurred a forfeiture of his accrued benefit under the provisions of this subsection makes a claim, at any time, for his forfeited accrued benefit, the plan administrator shall restore the participant's or beneficiary's forfeited accrued benefit to the same dollar amount as the dollar amount of the accrued benefit forfeited, unadjusted for any gains or losses occurring after the date of the forfeiture. The plan administrator shall make the restoration during the plan year in which the participant or beneficiary makes the claim from forfeitures occurring in that plan year. If forfeitures are insufficient for the restoration, the employer shall make a contribution to the plan to satisfy the restoration. The plan administrator shall direct the trustee to distribute the participant's or beneficiary's restored accrued benefit to him not later than 60 days after the close of the plan year in which the plan administrator restores the forfeited accrued benefit.


Section 4.3    Payment of Participant Accounts

     (a)  Time of Payment

          (1) Commencement of Benefits - Unless the participant elects otherwise, distribution of benefits shall begin no later than the 60th day after the latest of the close of the plan year in which:

               (A) The participant attains age 65 (or the plan's normal retirement age, if earlier);

               (B) Occurs the 10th anniversary of the year in which the participant commenced participation in the plan; or

               (C) the participant terminates service with the employer, (i.e. late retirement).

          (2) Payment Upon Retirement, Disability, or Death - Subject to the provisions set forth in Section 4.3(a)(1), in the Joint and Survivor Requirements of Section 5.3 and in the Distribution Requirements of Section 5.4, if the participant terminates employment due to retirement, disability or death, his account(s) shall be paid as soon as administratively possible after the end of the calendar quarter of occurrence of the event creating the right to a distribution.

          (3) Payment Upon Other Termination of Employment - Subject to the provisions set forth in Section 4.3(a)(1), in the Joint and Survivor Requirements of Section 5.3, and in the Distribution Requirements of Section 5.4, if the participant terminates employment other than by retirement, disability or death, his account(s) shall be paid as soon as administratively possible after the end of the calendar quarter in which severance of employment occurs.

          (4) Notwithstanding the foregoing, the failure of a participant (and spouse where the spouse's consent is required) to consent to a distribution while a benefit is immediately distributable, within the meaning of Section 5.3(c), shall be deemed to be an election to defer commencement of payment of any benefit sufficient to satisfy this section.

     (b) Optional Form(s) of Payment - A participant or beneficiary may elect to receive distribution of his account(s) in one of the optional forms of payment outlined below, provided that such distribution complies with the Distribution Requirements of Section 5.4 and the Joint and Survivor Requirements of Section 5.3. However, the Joint and Survivor Requirements other than the provisions of Section 5.3(c) and (f) shall not apply to a distribution unless a life annuity of any type is elected by the participant or unless this plan is, with respect to the participant, a direct or indirect transferee of a defined benefit plan, money purchase pension plan (including a target benefit plan), or a stock bonus or profit sharing plan which would otherwise have provided for a qualified joint and survivor life annuity as the normal form of payment to the participant.

          The participant or beneficiary shall file a written request for benefits with the plan administrator before payments will commence. If a participant fails to elect a form of payment, the trustee shall pay the benefit in installment payments (or as a joint and survivor annuity payments if the requirements of Section 5.3 apply) which meet the requirements of Section 5.4.

          Optional forms of payment include:

          (1) A lump sum payment - If the vested accrued benefit is no more than $3,500, benefits shall automatically be paid in a lump sum.

               A lump sum benefit payment may be made in cash from the fund or by distribution of assets in kind, provided that the participant or beneficiary agrees to such distribution in kind and the trustee determines a current fair market value of the assets to be distributed.

          (2) Installment payments over a period of years which meets the Distribution Requirements of Section 5.4. Installment payments may be made in cash from the fund or by distribution of an annuity term certain contract.

          (3) A life annuity of any type issued by an insurance company on the life of the participant or beneficiary for such amount as the vested account(s) will purchase, provided that the Joint and Survivor Annuity Requirements of Section 5.3 and the Distribution Requirements of Section 5.4 are met.

     (c)  General Payment Provisions

          (1) All distributions due to be made under this plan shall be made on the basis of the amount to the credit of the participant as of the accounting date coincident with or immediately preceding the occurrence of the event calling for a distribution.

               If a distributable event occurs after an allocation date and before allocations have been made to the account of the participant, the distribution shall also include the amounts allocable to the account as of such allocation date.

          (2) If any person entitled to receive benefits hereunder is physically or mentally incapable of receiving or acknowledging receipt thereof, and if a legal representative has been appointed for him, the plan administrator may direct the benefit payment to be made to such legal representative.

          (3) Each optional form of benefit provided under the plan shall be made available to all participants on a nondiscriminatory basis. The plan may not retroactively reduce or eliminate optional forms of benefits and any other Code Section 411(d)(6) protected benefits. Any reduction or elimination of optional forms of benefits shall apply only to benefits accrued after the effective date of such change.

          (4) Any annuity contract distributed herefrom shall be nontransferrable. The terms of any such annuity contract purchased and distributed by the plan shall comply with the requirements of this plan. The ownership of the annuity contract shall reside with the participant. Any dividend, refund or recovery on an annuity contract shall be credited to the participant or beneficiary for whom the annuity contract was purchased.

     (d)  Eligible Rollover Distributions

          Effective for distributions made on or after January 1, 1993, notwithstanding the optional forms of payment listed in Section 4.3(b), a distributee may elect, at the time and in the manner prescribed by the plan administrator, to have any portion of an eligible rollover distribution paid directly to an eligible retirement plan specified by the distributee in a direct rollover.

          (1) Eligible Rollover Distribution - An eligible rollover distribution is any distribution of all or any portion of the balance to the credit of the distributee, except that an eligible rollover distribution does not include: any distribution that is one of a series of substantially equal periodic payments (not less frequently than annually) made for the life (or life expectancy) of the distributee or the joint lives (or joint life expectancies) of the distributee and the distributee's designated beneficiary, or for a specified period of ten years or more; any distribution to the extent such distribution is required under Code Section 401(a)(9) and the portion of any distribution that is not includible in gross income (determined without regard to the exclusion for net unrealized appreciation with respect to employer securities).

          (2) Eligible Retirement Plan - An eligible retirement plan is an individual retirement account described in Code Section 408(a), an individual retirement annuity described in Code Section 408(b), an annuity plan described in Code Section 403(a), or a qualified trust described in Code Section 401(a), that accepts the distributee's eligible rollover distribution. However, in the case of an eligible rollover distribution to the surviving spouse, an eligible retirement plan is an individual retirement account or individual retirement annuity.

          (3) Distributee - A distributee includes an employee or former employee. In addition, the employee's or former employee's surviving spouse and the employee's or former employee's spouse or former spouse who is the alternate payee under a qualified domestic relations order, as defined in Code Section 414(p), are distributees with regard to the interest of the spouse or former spouse.

          (4) Direct Rollover - A direct rollover is a payment by the plan to the eligible retirement plan specified by the distributee.


Section 4.4    In-Service Payments

     (a) Withdrawals - A participant may withdraw amounts from his account(s) before his separation from service only under the circumstances and only to the extent provided below.

          The Joint and Survivor Requirements of Section 5.3 shall not apply to a withdrawal (except for the provisions of Section 5.3(c) and (f)) unless this plan is, with respect to the participant, a direct or indirect transferee of a defined benefit plan, money purchase pension plan (including a target benefit plan), or a stock bonus or profit sharing plan which would otherwise have provided for a qualified joint and survivor life annuity as the normal form of payment to the participant.

          Hardship Withdrawals from Employee 401(k) Elective Deferral Account

          (1) Availability of Withdrawal Privilege - A participant who has a financial hardship may request a withdrawal from his employee 401(k) elective deferral account, subject to the consent of the plan administrator and subject to the limitations and conditions set forth herein.

          (2) Amount of Withdrawal - The amount which an eligible participant may withdraw from his account shall not exceed the cumulative amount of his 401(k) salary deferral contributions. Earnings thereon may not be withdrawn.

          (3) Request for Withdrawal - The participant's request to withdraw must be made in writing to the plan administrator and shall be subject to his consent. The basis for the plan administrator's consenting to or refusing to consent to the participant's request shall be demonstrated financial hardship of the participant.

               Hardship Withdrawals

               For the purpose of this Section 4.4, a distribution will be made on account of hardship if the distribution is necessary in light of immediate and heavy financial need of the participant. A distribution based upon financial hardship cannot exceed the amount required to meet the immediate financial need created by the hardship and not reasonably available from other resources of the participant. The determination of the existence of financial hardship and the amount required to be distributed to meet the need created by the hardship must be made in accordance with uniform and non-discriminatory standards established by the plan administrator under these plan provisions.

               An immediate and heavy financial need may be determined to exist under certain facts and circumstances including the following:
               (1) expenses incurred or necessary for medical care described in Code Section 213(d) of the employee, the employee's spouse, children, or dependents; (2) the purchase (excluding mortgage payments) of a principal residence for the employee; (3) payment of tuition and related educational fees for the next twelve months of post-secondary education for the employee, the employee's spouse, children or dependents; or (4) the need to prevent the eviction of the employee from, or a foreclosure on the mortgage of, the employee's principal residence.

               A distribution will be considered as necessary to satisfy an immediate and heavy financial need of the employee only if:

               1. The employee has obtained all distributions, other than hardship distributions, and all nontaxable loans under all plans maintained by the employer;

               2. All plans maintained by the employer provide that the employee's elective deferrals (and employee nondeductible contributions) will be suspended for twelve months after the receipt of the hardship distribution;

               3. The distribution is not in excess of the amount of an immediate and heavy financial need (including amounts necessary to pay any federal, state or local income taxes or penalties reasonably anticipated to result from the distribution); and

               4. All plans maintained by the employer provide that the employee may not make elective deferrals for the employee's taxable year immediately following the taxable year of the hardship distribution in excess of the applicable limit under Code Section 402(g) for such taxable year less the amount of such employee's elective deferrals for the taxable year of the hardship distribution.

     (b)  Participant Loans

          No participant loans shall be permitted under this plan.


Section 4.5    Distributions under Domestic Relations Orders

     Nothing contained in this plan prevents the trustee, in accordance with the direction of the plan administrator, from complying with the provisions of a qualified domestic relations order (as defined in Code
     Section 414(p)).

     A distribution will not be made to an alternate payee until the participant attains (or would have attained) his earliest retirement age. For this purpose, earliest retirement age means the earlier of: (1) the date on which the participant is entitled to a distribution under this plan; or (2) the later of the date the participant attains age 50 or the earliest date on which the participant could begin receiving benefits under this plan if the participant separated from service.

     Nothing in this Section gives a participant a right to receive distribution at a time otherwise not permitted under the plan nor does it permit the alternate payee to receive a form of payment not otherwise permitted under the plan.

     The plan administrator shall establish reasonable procedures to determine the qualified status of a domestic relations order. Upon receiving a domestic relations order, the plan administrator promptly will notify the participant and any alternate payee named in the order, in writing, of the receipt of the order and the plan's procedures for determining the qualified status of the order. Within a reasonable period of time after receiving the domestic relations order, the plan administrator shall determine the qualified status of the order and shall notify the participant and each alternate payee, in writing, of its determination. The plan administrator shall provide notice under this paragraph by mailing to the individual's address specified in the domestic relations order, or in a manner consistent with Department of Labor regulations.

     If any portion of the participant's nonforfeitable accrued benefit is payable during the period the plan administrator is making its determination of the qualified status of the domestic relations order, the plan administrator shall make a separate accounting of the amounts payable. If the plan administrator determines the order is a qualified domestic relations order within 18 months of the date amounts first are payable following receipt of the order, it shall direct the trustee to distribute the payable amounts in accordance with the order. If the plan administrator does not make its determination of the qualified status of the order within the 18-month determination period, it shall direct the trustee to distribute the payable amounts in the manner the plan would distribute if the order did not exist and will apply the order prospectively if it later determines the order is a qualified domestic relations order.

     To the extent it is not inconsistent with the provisions of the qualified domestic relations order, the plan administrator may direct the trustee to invest any partitioned amount in a segregated subaccount or separate account and to invest the account in Federally insured, interest-bearing savings account(s) or time deposit(s) (or a combination of both), or in other fixed income investments. A segregated subaccount remains a part of the trust, but it alone shares in any income it earns, and it alone bears any expense or loss it incurs. The trustee will make any payments or distributions under this section by separate benefit checks or other separate distribution to the alternate payee(s).


ARTICLE V  ADDITIONAL QUALIFICATION RULES


Section 5.1    Limitations on Allocations under Code Section 415

     (a)  Single Plan Limitations

          (1) If the participant does not participate in, and has never participated in another qualified plan maintained by the employer or a welfare benefit fund, as defined in Code Section 419(e) maintained by the employer, or an individual medical account, as defined in Code Section 415(1)(2), maintained by the employer, which provides an annual addition as defined in
               Section 5.1(d)(1), the amount of annual additions which may be credited to the participant's account for any limitation year will not exceed the lesser of the maximum permissible amount or any other limitation contained in this plan. If the employer contribution that would otherwise be contributed or allocated to the participant's account would cause the annual additions for the limitation year to exceed the maximum permissible amount, the amount contributed or allocated will be reduced so that the annual additions for the limitation year will equal the maximum permissible amount.

          (2) Prior to determining the participant's actual compensation for the limitation year, the employer may determine the maximum permissible amount for a participant on the basis of a reasonable estimation of the participant's compensation for the limitation year, uniformly determined for all participants similarly situated.

          (3) As soon as is administratively feasible after the end of the limitation year, the maximum permissible amount for the limitation year will be determined on the basis of the participant's actual compensation for the limitation year.

          (4) If pursuant to Section 5.1(a)(3) or as a result of either the allocation of forfeitures or a reasonable error in determining the amount of elective deferrals that may be made with respect to a participant, there is an excess amount, the excess will be disposed of as follows:

               (A) Any employee nondeductible contributions, to the extent they would reduce the excess amount, will be returned to the participant.

               (B) If after the application of paragraph (A) an excess amount still exists, any elective deferrals, to the extent they would reduce the excess amount, will be distributed to the participant.

               (C) If after the application of paragraph (B) an excess amount still exists, the excess amount shall be allocated and reallocated to the profit sharing account or qualified non-elective contribution account of the other participants in the plan to the extent permissible under the limitations of this Section 5.1.

               (D) If after the application of paragraph (C) an excess amount still exists, the excess amount will be held unallocated in a suspense account. The suspense account will be applied to reduce future employer contributions for all active participants in the next limitation year, and each succeeding limitation year if necessary.

               (E) If a suspense account is in existence at any time during a limitation year pursuant to this Section 5.1(a)(4), it will not participate in the allocation of the trust's investment gains and losses. If a suspense account is in existence at any time during a particular limitation year, all amounts in the suspense account must be allocated and reallocated to participants' accounts before any employer, elective deferral or employee nondeductible contributions may be made to the plan for that limitation year. Excess amounts may not be distributed to participants or former participants.

     (b)  Combined Limitations - Other Defined Contribution Plan

          (1) This Subsection applies if, in addition to this plan, the participant is covered under another qualified defined contribution plan maintained by the employer, a welfare benefit fund, as defined in Code Section 419(e) maintained by the employer, or an individual medical account, as defined in Code
               Section 415(1)(2), maintained by the employer, which provides an annual addition as defined in Section 5.1(d)(1), during any limitation year. The annual additions which may be credited to a participant's account under this plan for any such limitation year will not exceed the maximum permissible amount reduced by the annual additions credited to a participant's account under the other plans and welfare benefit funds for the same limitation year. If the annual additions with respect to the participant under other defined contribution plans and welfare benefit funds maintained by the employer are less than the maximum permissible amount and the employer contribution that would otherwise be contributed or allocated to the participant's account under this plan would cause the annual additions for the limitation year to exceed this limitation, the amount contributed or allocated will be reduced so that the annual additions under all such plans and funds for the limitation year will equal the maximum permissible amount. If the annual additions with respect to the participant under such other defined contribution plans and welfare benefit funds in the aggregate are equal to or greater than the maximum permissible amount, no amount will be contributed or allocated to the participant's account under this plan for the limitation year.

          (2) Prior to determining the participant's actual compensation for the limitation year, the employer may determine the maximum permissible amount for a participant in the manner described in
               Section 5.1(a)(2).

          (3) As soon as is administratively feasible after the end of the limitation year, the maximum permissible amount for the limitation year will be determined on the basis of the participant's actual compensation for the limitation year.

          (4) If, pursuant to Section 5.1(b)(3) or as a result of the allocation of forfeitures, a participant's annual additions under this plan and such other plans would result in an excess amount for a limitation year, the excess amount will be deemed to consist of the annual additions last allocated, except that annual additions attributable to a welfare benefit fund or individual medical account will be deemed to have been allocated first regardless of the actual allocation date.

          (5) If an excess amount was allocated to a participant on an allocation date of this plan which coincides with an allocation date of another plan, the excess amount will be disposed of in the manner provided in Section 3.1(c).

          (6) Any excess amount attributed to this plan will be disposed of in the manner described in Section 5.1(a)(4).

     (c)  Combined Limitations - Other Defined Benefit Plan

          If the employer maintains, or at any time maintained, a qualified defined benefit plan covering any participant in this plan, the sum of the participant's defined benefit plan fraction and defined contribution plan fraction will not exceed 1.0 in any limitation year. Any excess amounts shall be disposed of in the manner provided in Section 3.1(c). Any excess amount attributed to this plan will be disposed of in the manner described in Section 5.1(a)(4).

     (d)  Definitions  (Code Section 415 Limitations)

          (1) Annual Additions - The sum of the following amounts credited to a participant's account for the limitation year:

               (A)  employer contributions,

               (B)  employee contributions,

               (C)  forfeitures, and

               (D) amounts allocated, after March 31, 1984, to an individual medical account, as defined in Code Section 415(l)(2), which is part of a pension or annuity plan maintained by the employer are treated as annual additions to a defined contribution plan. Also amounts derived from contributions paid or accrued after December 31, 1985, in taxable years ending after such date, which are attributable to post-retirement medical benefits, allocated to the separate account of a key employee, as defined in Code Section 419A(d)(3), under a welfare benefit fund, as defined in Code Section 419(e), maintained by the employer are treated as annual additions to a defined contribution plan.

               For this purpose, any excess amount applied under Section 5.1(a)(4) or (b)(6) in the limitation year to increase the accounts of participants who did not have an excess amount or to reduce employer contributions will be considered annual additions for such limitation year.

          (2) Compensation - A participant's earned income and any earnings reportable as W-2 wages for Federal income tax withholding purposes as described in Section 1.2(a).

               For limitation years beginning after December 31, 1991, for purposes of applying the limitations of this Section 5.1, compensation for a limitation year is the compensation actually paid or includible in gross income during such limitation year.

               Notwithstanding the preceding sentence, compensation for a participant in a defined contribution plan who is permanently and totally disabled (as defined in Code Section 22(e)(3)) is the compensation such participant would have received for the limitation year if the participant had been paid at the rate of compensation paid immediately before becoming permanently and totally disabled; such imputed compensation for the disabled participant may be taken into account only if the participant is not a highly compensated employee (as defined in Code Section 414(q)) and contributions made on behalf of such participant are nonforfeitable when made.

          (3) Defined Benefit Fraction - A fraction, the numerator of which is the sum of the participant's projected annual benefits under all the defined benefit plans (whether or not terminated) maintained by the employer, and the denominator of which is the lesser of 125 percent of the dollar limitation determined for the limitation year under Code Sections 415(b) and (d) or 140 percent of the highest average compensation, including any adjustments under Code Section 415(b).

               Notwithstanding the above, if the participant was a participant as of the first day of the first limitation year beginning after December 31, 1986, in one or more defined benefit plans maintained by the employer which were in existence on May 6, 1986, the denominator of this fraction will not be less than 125 percent of the sum of the annual benefits under such plans which the participant had accrued as of the close of the last limitation year beginning before January 1, 1987, disregarding any changes in the terms and conditions of the plan after May 5, 1986. The preceding sentence applies only if the defined benefit plans individually and in the aggregate satisfied the requirements of Code Section 415 for all limitation years beginning before January 1, 1987.

          (4) Defined Contribution Dollar Limitation - $30,000 or if greater, one-fourth of the defined benefit dollar limitation set forth in Code Section 415(b)(1) as in effect on January 1 of each calendar year with respect to the limitation year ending with or within such calendar year.

          (5) Defined Contribution Fraction - A fraction, the numerator of which is the sum of the annual additions to the participant's account under all the defined contribution plans (whether or not terminated) maintained by the employer for the current and all prior limitation years (including the annual additions attributable to the participant's nondeductible employee contributions to all defined benefit plans, whether or not terminated, maintained by the employer, and the annual additions attributable to all welfare benefit funds, as defined in Code
               Section 419(e), and individual medical accounts, as defined in Code Section 415(l)(2), maintained by the employer), and the denominator of which is the sum of the maximum aggregate amounts for the current and all prior limitation years of service with the employer (regardless of whether a defined contribution plan was maintained by the employer). The maximum aggregate amount in any limitation year is the lesser of 125 percent of the dollar limitation determined under Code Sections 415(b) and (d) in effect under Code Section 415(c)(1)(A) or 35 percent of the participant's compensation for such year.

               If the employee was a participant as of the end of the first day of the first limitation year beginning after December 31, 1986, in one or more defined contribution plans maintained by the employer which were in existence on May 6, 1986, the numerator of this fraction will be adjusted if the sum of this fraction and the defined benefit fraction would otherwise exceed 1.0 under the terms of this plan. Under the adjustment, an amount equal to the product of (1) the excess of the sum of the fractions over 1.0 times (2) the denominator of this fraction, will be permanently subtracted from the numerator of this fraction. The adjustment is calculated using the fractions as they would be computed as of the end of the last limitation year beginning before January 1, 1987, and disregarding any changes in the terms and conditions of the plan made after May 5, 1986, but using the Code Section 415 limitation applicable to the first limitation year beginning on or after January 1, 1987.

               The annual addition for any limitation year beginning before January 1, 1987, shall not be recomputed to treat all employee contributions as annual additions.

          (6) Employer - For purposes of this Section 5.1, employer shall mean the employer that adopts this plan, and all members of a controlled group of corporations (as defined in Code Section 414(b) as modified by Section 415(h)), all commonly controlled trades or businesses (as defined in Code Section 414(c) as modified by Section 415(h)) or affiliated service groups (as defined in Code Section 414(m)) of which the adopting employer is a part, and any other entity required to be aggregated with the employer pursuant to regulations under Code Section 414(o).

          (7) Excess Amount - The excess of the participant's annual additions for the limitation year over the maximum permissible amount.

          (8) Highest Average Compensation - The average compensation for the three consecutive years of service with the employer that produces the highest average. A year of service with the employer is the 12-consecutive month period coinciding with the plan year.

          (9) Limitation Year - A calendar year, or the 12-consecutive month period coinciding with the plan year, unless the employer adopts another 12-consecutive month period by means of a written resolution. All qualified plans maintained by the employer must use the same limitation year. If the limitation year is amended to a different 12-consecutive month period, the new limitation year must begin on a date within the limitation year in which the amendment is made.

          (10) Maximum Permissible Amount - The maximum annual addition that may be contributed or allocated to a participant's account under the plan for any limitation year shall not exceed the lesser of:

               (A) the defined contribution dollar limitation as defined in Subsection (d)(4); or

               (B) 25 percent of the participant's compensation for the limitation year.

               The compensation limitation referred to in (B) shall not apply to any contribution for medical benefits (within the meaning of Code Section 401(h) or Code Section 419A(f)(2)) which is otherwise treated as an annual addition under Code Section 415(l)(1) or 419A(d)(2).

               If a short limitation year is created because of an amendment changing the limitation year to a different 12-consecutive month period, the maximum permissible amount will not exceed the defined contribution dollar limitation multiplied by the following fraction:

               Number of months in the short limitation year 12

          (11) Projected Annual Benefit - The annual retirement benefit (adjusted to an actuarially equivalent straight life annuity if such benefit is expressed in a form other than a straight life annuity or qualified joint and survivor annuity) to which the participant would be entitled under the terms of the plan assuming:

               (A) the participant will continue employment until normal retirement age under the plan (or current age, if later); and

               (B) the participant's compensation for the current limitation year and all other relevant factors used to determine benefits under the plan will remain constant for all future limitation years.

Section 5.2    Control of Trades or Businesses by Owner-Employee

     If this plan provides contributions or benefits for one or more owner-employees who control both the business for which this plan is established and one or more other trades or businesses, this plan and the plan established for other trades or businesses must, when looked at as a single plan, satisfy Code Sections 401(a) and (d) for the employees of this and all other trades or businesses.

     If the plan provides contributions or benefits for one or more owner-employees who control one or more other trades or businesses, the employees of the other trades or businesses must be included in a plan which satisfies Code Sections 401(a) and (d) and which provides contributions and benefits not less favorable than those provided for owner-employees under this plan.

     If an individual is covered as an owner-employee under the plans of two or more trades or businesses which are not controlled and the individual controls a trade or business, then the contributions or benefits of the employees under the plan of the trades or businesses which are controlled must be as favorable as those provided for him under the most favorable plan of the trade or business which is not controlled.

     For purposes of the preceding paragraphs, an owner-employee, or two or more owner-employees, will be considered to control a trade or business if the owner-employee, or two or more owner-employees together:

          (1)  own the entire interest in an unincorporated trade or business;
               or

          (2) in the case of a partnership, own more than 50 percent of either the capital interest or the profits interest in the partnership.

     For purposes of the preceding sentence, an owner-employee, or two or more owner-employees shall be treated as owning any interest in a partnership which is owned, directly or indirectly, by a partnership which such owner-employee, or such two or more owner-employees, are considered to control within the meaning of the preceding sentence.

Section 5.3    Joint and Survivor Annuity Requirements

     The provisions of this Section 5.3 shall apply to any participant who is credited with at least one hour of service with the employer on or after August 23, 1984, and such other participants as provided in Paragraph (g). However, with respect to any participant meeting the conditions of Section 5.3(f), only Section 5.3(c) and (f) shall apply.

     (a) Qualified Joint and Survivor Annuity - Unless an optional form of benefit is selected pursuant to a qualified election within the 90-day period ending on the annuity starting date, a married participant's vested account balance will be paid in the form of a qualified joint and survivor annuity and an unmarried participant's vested account balance will be paid in the form of a life annuity with a ten year guaranteed period. The participant may elect to have such annuity distributed upon attainment of the earliest retirement age under the plan.

     (b) Qualified Preretirement Survivor Annuity - Unless an optional form of benefit has been selected within the election period pursuant to a qualified election, if a participant dies before the annuity starting date, the participant's vested account balance shall be applied toward the purchase of an annuity for the life of the surviving spouse. The surviving spouse may elect to have such annuity distributed within a reasonable period after the participant's death.

     (c) Restrictions on Immediate Distributions - If the value of a participant's vested account balance derived from employer and employee contributions exceeds (or at the time of any prior distribution exceeded) $3,500, and the account balance is immediately distributable, the participant and the participant's spouse (or where either the participant or the spouse has died, the survivor) must consent to any distribution of such account balance. The consent of the participant and the participant's spouse shall be obtained in writing within the 90-day period ending on the annuity starting date. The annuity starting date is the first day of the first period for which an amount is paid as an annuity or any other form. The plan administrator shall notify the participant and the participant's spouse of the right to defer any distribution until the participant's account balance is no longer immediately distributable. Such notification shall include a general description of the material features, and an explanation of the relative values of, the optional forms of benefit available under the plan in a manner that would satisfy the notice requirements of Code Section 417(a)(3), and shall be provided no less than 30 days and no more than 90 days prior to the annuity starting date.

          Notwithstanding the foregoing, only the participant need consent to the commencement of a distribution in the form of a qualified joint and survivor annuity while the account balance is immediately distributable. Furthermore, if payment in the form of a qualified joint and survivor annuity is not required with respect to the participant pursuant to Paragraph (f) of this Subsection 5.3, only the participant need consent to the distribution of an account balance that is immediately distributable. Neither the consent of the participant nor the participant's spouse shall be required to the extent that a distribution is required to satisfy Code Section 401(a)(9) or Section 415. In addition, upon termination of this plan if the plan does not offer an annuity option (purchased from a commercial provider) and if the employer or any entity within the same controlled group as the employer does not maintain another defined contribution plan (other than an employee stock ownership plan as defined in Code Section 4975(e)(7)), the participant's account balance may, without the participant's consent, be distributed to the participant. However, if any entity within the same controlled group as the employer maintains another defined contribution plan (other than an employee stock ownership plan as defined in Code Section 4975(e)(7)), the participant's account balance will be transferred, without the participant's consent, to the other plan if the participant does not consent to an immediate distribution.

          An account balance is immediately distributable if any part of the account balance could be distributed to the participant (or surviving spouse) before the participant attains (or would have attained if not deceased) the later of normal retirement age or age 62.

     (d)  Definitions (Code Section 417 Requirements)

          (1) Election Period - The period which begins on the first day of the plan year in which the participant attains age 35 and ends on the date of the participant's death. If a participant separates from service prior to the first day of the plan year in which age 35 is attained, with respect to the account balance as of the date of separation, the election period shall begin on the date of separation.

          (2) Pre-age 35 Waiver - A participant who will not yet attain age 35 as of the end of any current plan year may make a special qualified election to waive the qualified preretirement survivor annuity for the period beginning on the date of such election and ending on the first day of the plan year in which the participant will attain age 35. Such election shall not be valid unless the participant receives a written explanation of the qualified preretirement survivor annuity in such terms as are comparable to the explanation required under Paragraph
               (e)(1). Qualified preretirement survivor annuity coverage will be automatically reinstated as of the first day of the plan year in which the participant attains age 35. Any new waiver on or after such date shall be subject to the full requirements of this Subsection 5.3.

          (3) Earliest Retirement Age - The earliest date on which, under the plan, the participant could elect to receive retirement benefits.

          (4) Qualified Election - A waiver of a qualified joint and survivor annuity or a qualified preretirement survivor annuity. Any waiver of a qualified joint and survivor annuity or a qualified preretirement survivor annuity shall not be effective unless:
               (a) the participant's spouse consents in writing to the election; (b) the election designates a specific beneficiary, including any class of beneficiaries or any contingent beneficiaries, which may not be changed without spousal consent (or the spouse expressly permits designations by the participant without any further spousal consent); (c) the spouse's consent acknowledges the effect of the election; and (d) the spouse's consent is witnessed by a plan representative or notary public. Additionally, a participant's waiver of the qualified joint and survivor annuity shall not be effective unless the election designates a form of benefit payment which may not be changed without spousal consent (or the spouse expressly permits designations by the participant without any further spousal consent). If it is established to the satisfaction of a plan representative that there is no spouse or that the spouse cannot be located, a waiver will be deemed a qualified election.

               Any consent by a spouse obtained under this provision (or establishment that the consent of a spouse may not be obtained) shall be effective only with respect to such spouse. A consent that permits designations by the participant without any requirement of further consent by such spouse must acknowledge that the spouse has the right to limit consent to a specific beneficiary, and a specific form of benefit where applicable, and that the spouse voluntarily elects to relinquish either or both of such rights. A revocation of a prior waiver may be made by a participant without the consent of the spouse at any time before the commencement of benefits. The number of revocations shall not be limited. No consent obtained under this provision shall be valid unless the participant has received notice as provided in Paragraph (e).

          (5) Qualified Joint and Survivor Annuity - An immediate annuity for the life of the participant with a survivor annuity for the life of the spouse which is not less than 50 percent and not more than 100 percent of the amount of the annuity which is payable during the joint lives of the participant and the spouse and which is the amount of benefit which can be purchased with the participant's vested account balance. The percentage of the survivor annuity under the plan shall be 50% (unless a different percentage is elected by the participant).

          (6) Spouse (Surviving Spouse) - The spouse or surviving spouse of the participant, provided that a former spouse will be treated as the spouse or surviving spouse and a current spouse will not be treated as the spouse or surviving spouse to the extent provided under a qualified domestic relations order as described in Code Section 414(p).

          (7) Annuity Starting Date - The first day of the first period for which an amount is paid as an annuity or any other form.

          (8) Vested Account Balance - The aggregate value of the participant's vested account balances derived from employer and employee contributions (including rollovers), whether vested before or upon death, including the proceeds of insurance contracts, if any, on the participant's life. The provisions of this Subsection 5.3 shall apply to a participant who is vested in amounts attributable to employer contributions, employee contributions (or both) at the time of death or distribution.

     (e)  Notice Requirements

          (1) In the case of a qualified joint and survivor annuity, the plan administrator shall no less than 30 days and no more than 90 days prior to the annuity starting date provide each participant a written explanation of: (i) the terms and conditions of a qualified joint and survivor annuity; (ii) the participant's right to make and the effect of an election to waive the qualified joint and survivor annuity form of benefit; (iii) the rights of a participant's spouse; and (iv) the right to make, and the effect of, a revocation of a previous election to waive the qualified joint and survivor annuity.

          (2) In the case of a qualified preretirement survivor annuity as described in Paragraph (b) of this Subsection, the plan administrator shall provide each participant within the applicable period for such participant a written explanation of the qualified preretirement survivor annuity in such terms and in such manner as would be comparable to the explanation provided for meeting the requirements of Paragraph (e)(1) applicable to a qualified joint and survivor annuity.

               The applicable period for a participant is whichever of the following periods ends last: (i) the period beginning with the first day of the plan year in which the participant attains age 32 and ending with the close of the plan year preceding the plan year in which the participant attains age 35; (ii) a reasonable period ending after the individual becomes a participant; (iii) a reasonable period ending after Paragraph (e)(3) ceases to apply to the participant; (iv) a reasonable period ending after this Subsection 5.3 first applies to the participant. Notwithstanding the foregoing, notice must be provided within a reasonable period ending after separation from service in the case of a participant who separates from service before attaining age 35.

               For purposes of applying the preceding paragraph, a reasonable period ending after the enumerated events described in (ii),
               (iii) and (iv) is the end of the two-year period beginning one year prior to the date the applicable event occurs, and ending one year after that date. In the case of a participant who separates from service before the plan year in which he attains age 35, notice shall be provided within the two-year period beginning one year prior to separation and ending one year after separation. If such a participant thereafter returns to employment with the employer, the applicable period for such participant shall be redetermined.

          (3) Notwithstanding the other requirements of this Paragraph (e), the respective notices prescribed by this Paragraph need not be given to a participant if (1) the plan "fully subsidizes" the costs of a qualified joint and survivor annuity or qualified preretirement survivor annuity, and (2) the plan does not allow the participant to waive the qualified joint and survivor annuity or qualified preretirement survivor annuity and does not allow a married participant to designate a nonspouse beneficiary. For purposes of this Subparagraph (e)(3), a plan fully subsidizes the costs of a benefit if no increase in cost, or decrease in benefits to the participant may result from the participant's failure to elect another benefit.

     (f)  Safe Harbor Rules

          This Paragraph (f) shall apply to a participant in a profit-sharing plan, and to any distribution, made on or after the first day of the first plan year beginning after December 31, 1988, from or under a separate account attributable solely to accumulated deductible employee contributions, as defined in Code Section 72(o)(5)(B), and maintained on behalf of a participant in a money purchase pension plan, (including a target benefit plan) if the following conditions are satisfied: (1) the participant does not or cannot elect payments in the form of a life annuity; and (2) on the death of a participant, the participant's vested account balance will be paid to the participant's surviving spouse, but if there is no surviving spouse, or if the surviving spouse has consented in a manner conforming to a qualified election, then to the participant's designated beneficiary. The surviving spouse may elect to have distribution of the vested account balance commence within the 90-day period following the date of the participant's death. The account balance shall be adjusted for gains or losses occurring after the participant's death in accordance with the provisions of the plan governing the adjustment of account balances for other types of distributions. This Paragraph
          (f) shall not be operative with respect to a participant in a profit-sharing plan if the plan is a direct or indirect transferee of a defined benefit plan, money purchase plan, a target benefit plan, stock bonus, or profit-sharing plan which is subject to the survivor annuity requirements of Code Section 401(a)(11) and section 417. If this Paragraph (f) is operative, then the provisions of this Subsection 5.3, other than Paragraphs (c) and (g) shall be inoperative.

          (1) The participant may waive the spousal death benefit described in this Paragraph (f) at any time provided that no such waiver shall be effective unless it satisfies the conditions of Paragraph (d)(4) (other than the notification requirement referred to therein) that would apply to the participant's waiver of the qualified preretirement survivor annuity.

          (2) For purposes of this Paragraph (f), vested account balance shall mean, in the case of a money purchase pension plan or a target benefit plan, the participant's separate account balance attributable solely to accumulated deductible employee contributions within the meaning of Code Section 72(o)(5)(B).
               In the case of a profit-sharing plan, vested account balance shall have the same meaning as provided in Paragraph (d)(8).

     (g)  Transitional Rules

          (1) Any living participant not receiving benefits on August 23, 1984, who would otherwise not receive the benefits prescribed by the previous Paragraphs of this Subsection 5.3 must be given the opportunity to elect to have the prior Paragraphs of this Subsection apply if such participant is credited with at least one hour of service under this plan or a predecessor plan in a plan year beginning on or after January 1, 1976, and such participant had at least 10 years of vesting service when he or she separated from service.

          (2) Any living participant not receiving benefits on August 23, 1984, who was credited with at least one hour of service under this plan or a predecessor plan on or after September 2, 1974, and who is not otherwise credited with any service in a plan year beginning on or after January 1, 1976, must be given the opportunity to have his or her benefits paid in accordance with Subparagraph (4).

          (3) The respective opportunities to elect (as described in Subparagraphs (1) and (2)) must be afforded to the appropriate participants during the period commencing on August 23, 1984, and ending on the date benefits would otherwise commence to said participants.

          (4) Any participant who has elected pursuant to Subparagraph (2) and any participant who does not elect under Subparagraph (1) or who meets the requirements of Subparagraph (1) except that such participant does not have at least 10 years of vesting service when he or she separates from service, shall have his or her benefits distributed in accordance with all of the following requirements if benefits would have been payable in the form of a life annuity:

               (A) Automatic joint and survivor annuity - If benefits in the form of a life annuity become payable to a married participant who:

                      (i) begins to receive payments under the plan on or after normal retirement age; or

                     (ii) dies on or after normal retirement age while still working for the employer; or

                    (iii) begins to receive payments on or after the qualified early retirement age; or

                     (iv) separates from service on or after attaining normal retirement age (or the qualified early retirement age) and after satisfying the eligibility requirements for the payment of benefits under the plan and thereafter dies before beginning to receive such benefits;

                    then such benefits will be received under this plan in the form of a qualified joint and survivor annuity, unless the participant has elected otherwise during the election period. The election period must begin at least 6 months before the participant attains qualified early retirement age and end not more than 90 days before the commencement of benefits. Any election hereunder will be in writing and may be changed by the participant at any time.

               (B) Election of early survivor annuity - A participant who is employed after attaining the qualified early retirement age will be given the opportunity to elect, during the election period, to have a survivor annuity payable on death. If the participant elects the survivor annuity, payments under such annuity must not be less than the payments which would have been made to the spouse under the qualified joint and survivor annuity if the participant had retired on the day before his or her death. Any election under this provision will be in writing and may be changed by the participant at any time. The election period begins on the later of (1) the 90th day before the participant attains the qualified early retirement age, or (2) the date on which participation begins, and ends on the date the participant terminates employment.

               (C) For purposes of this Subparagraph (4), qualified early retirement age is the latest of:

                      (i) the earliest date, under the plan, on which the participant may elect to receive retirement benefits;

                     (ii) the first day of the 120th month beginning before the participant reaches normal retirement age; or

                    (iii)     the date the participant begins participation.

                    Further, for purposes of this Subparagraph (4), a qualified joint and survivor annuity is an annuity for the life of the participant with an survivor annuity for the life of the spouse as described in Paragraph (d)(5).

     (h)  Loans

          If required under Section 4.4(b)(1)(A) of the plan, a participant must obtain the consent of his spouse, if any, to use his account balances as security for a loan. Spousal consent shall be obtained no earlier than the beginning of the 90-day period that ends on the date on which the loan is to be so secured. The consent must be in writing, must acknowledge the effect of the loan, and must be witnessed by a plan representative or notary public. Such consent shall thereafter be binding with respect to the consenting spouse or any subsequent spouse with respect to that loan. A new consent shall be required if the account balances are used for renegotiation, extension, renewal, or other revision of the loan.

          Once a valid spousal consent has been obtained in compliance with this provision, then, notwithstanding any other provision of this plan, the portion of the participant's vested account balances used as a security interest held by the plan by reason of a loan outstanding to the participant shall be taken into account for purposes of determining the amount of the account balances payable at the time of death or distribution, but only if the reduction is used as repayment of the loan. If less than 100% of the participant's vested account balances (determined without regard to the preceding sentence) is payable to the surviving spouse, then the account balances shall be adjusted by first reducing the vested account balances by the amount of the security used as repayment of the loan, and then determining the benefit payable to the surviving spouse.

Section 5.4    Distribution Requirements

     Subject to Subsection 5.3 Joint and Survivor Annuity Requirements, the requirements of this Subsection 5.4 shall apply to any distribution of a participant's interest and will take precedence over any inconsistent provisions of this plan. Unless otherwise specified, the provisions of this Subsection apply to calendar years beginning after December 31, 1984.

     All distributions required under this Subsection shall be determined and made in accordance with the proposed regulations under Code Section 401(a)(9), including the minimum distribution incidental benefit requirement of Section 1.401(a)(9)-2 of the Proposed Regulations.

     (a) Required Beginning Date - The entire interest of a participant must be distributed or begin to be distributed no later than the participant's required beginning date.

     (b) Limits on Distribution Periods - As of the first distribution calendar year, distributions, if not made in a single-sum, may only be made over one of the following periods (or a combination thereof):

          (1)  the life of the participant;

          (2)  the life of the participant and a designated beneficiary;

          (3) a period certain not extending beyond the life expectancy of the participant; or

          (4) a period certain not extending beyond the joint and last survivor expectancy of the participant and a designated beneficiary.

     (c) Determination of Amount to Be Distributed Each Year - If the participant's interest is to be distributed in other than a single sum, the following minimum distribution rules shall apply on or after the required beginning date.

          (1)  Individual Account -

               (A) If a participant's benefit is to be distributed over (1) a period not extending beyond the life expectancy of the participant or the joint life and last survivor expectancy of the participant and the participant's designated beneficiary or (2) a period not extending beyond the life expectancy of the designated beneficiary, the amount required to be distributed for each calendar year, beginning with distributions for the first distribution calendar year, must at least equal the quotient obtained by dividing the participant's benefit by the applicable life expectancy.

               (B) For calendar years beginning before January 1, 1989, if the participant's spouse is not the designated beneficiary, the method of distribution selected must assure that at least 50% of the present value of the amount available for distribution is paid within the life expectancy of the participant.

               (C) For calendar years beginning after December 31, 1988, the amount to be distributed each year, beginning with distributions for the first distribution calendar year shall not be less than the quotient obtained by dividing the participant's benefit by the lesser of (1) the applicable life expectancy or (2) if the participant's spouse is not the designated beneficiary, the applicable divisor determined from the table set forth in Q&A-4 of
                    Section 1.401(a)(9)-2 of the Proposed Regulations. Distributions after the death of the participant shall be distributed using the applicable life expectancy in Paragraph (c)(1)(A) above as the relevant divisor without regard to Proposed Regulations Section 1.401(a)(9)-2.

               (D) The minimum distribution required for the participant's first distribution calendar year must be made on or before the participant's required beginning date. The minimum distribution for other calendar years, including the minimum distribution for the distribution calendar year in which the employee's required beginning date occurs, must be made on or before December 31 of that distribution calendar year.

          (2) Other Forms - If the participant's benefit is distributed in the form of an annuity purchased from an insurance company, distributions thereunder shall be made in accordance with the requirements of Code Section 401(a)(9) and the proposed regulations thereunder.

     (d)  Death Distribution Provisions

          (1) Distribution beginning before death - If the participant dies after distribution of his or her interest has begun, the remaining portion of such interest will continue to be distributed at least as rapidly as under the method of distribution being used prior to the participant's death.

          (2) Distribution beginning after death - If the participant dies before distribution of his or her interest begins, distribution of the participant's entire interest shall be completed by December 31 of the calendar year containing the fifth anniversary of the participant's death except to the extent that an election is made to receive distributions in accordance with
               (A) or (B) below:

               (A) If any portion of the participant's interest is payable to a designated beneficiary, distributions may be made over the life or over a period certain not greater than the life expectancy of the designated beneficiary commencing on or before December 31 of the calendar year immediately following the calendar year in which the participant died;

               (B) If the designated beneficiary is the participant's surviving spouse, the date distributions are required to begin in accordance with (A) above shall not be earlier than the later of (i) December 31 of the calendar year immediately following the calendar year in which the participant died and (ii) December 31 of the calendar year in which the participant would have attained age 70 1/2.

                    If the participant has not made an election pursuant to this Paragraph (d)(2) by the time of his or her death, the participant's designated beneficiary must elect the method of distribution no later than the earlier of (1) December 31 of the calendar year in which distributions would be required to begin under this Paragraph, or (2) December 31 of the calendar year which contains the fifth anniversary of the date of death of the participant. If the participant has no designated beneficiary, or if the designated beneficiary does not elect a method of distribution, distribution of the participant's entire interest must be completed by December 31 of the calendar year containing the fifth anniversary of the participant's death.

          (3) For purposes of Paragraph (d)(2) above, if the surviving spouse dies after the participant, but before payments to such spouse begin, the provisions of Paragraph (d)(2) with the exception of paragraph (B) therein, shall be applied as if the surviving spouse were the participant.

          (4) For purposes of this Paragraph (d), any amount paid to a child of the participant will be treated as if it had been paid to the surviving spouse if the amount becomes payable to the surviving spouse when the child reaches the age of majority.

          (5) For the purposes of this Paragraph (d), distribution of a participant's interest is considered to begin on the participant's required beginning date (or, if Subparagraph (3) above is applicable, the date distribution is required to begin to the surviving spouse pursuant to Subparagraph (2) above). If distribution in the form of an annuity irrevocably commences to the participant before the required beginning date, the date distribution is considered to begin is the date distribution actually commences.

     (e)  Definitions (Code Section 401(a)(9) Requirements)

          (1) Applicable Life Expectancy - The life expectancy (or joint and last survivor expectancy) calculated using the attained age of the participant (or designated beneficiary) as of the participant's (or designated beneficiary's) birthday in the applicable calendar year reduced by one for each calendar year which has elapsed since the date life expectancy was first calculated. If life expectancy is being recalculated, the applicable life expectancy shall be the life expectancy as so recalculated. The applicable calendar year shall be the first distribution calendar year, and if life expectancy is being recalculated such succeeding calendar year.

          (2) Designated Beneficiary - The individual who is designated as the beneficiary under the plan in accordance with Code Section 401(a)(9) and the proposed regulations thereunder.

          (3) Distribution Calendar Year - A calendar year for which a minimum distribution is required. For distributions beginning before the participant's death, the first distribution calendar year is the calendar year immediately preceding the calendar year which contains the participant's required beginning date. For distributions beginning after the participant's death, the first distribution calendar year is the calendar year in which distributions are required to begin pursuant to Paragraph (d) above.

          (4) Life Expectancy - Life expectancy and joint and last survivor expectancy are computed by use of the expected return multiples in Tables V and VI of Section 1.72-9 of the Income Tax Regulations.

               Unless otherwise elected by the participant (or spouse, in the case of distributions described in Paragraph (d)(2)(B) above) by the time distributions are required to begin, life expectancies shall be recalculated annually. Such election shall be irrevocable as to the participant (or spouse) and shall apply to all subsequent years. The life expectancy of a nonspouse beneficiary may not be recalculated.

          (5)  Participant's Benefit -

               (A) The account balance as of the last valuation date in the calendar year immediately preceding the distribution calendar year (valuation calendar year) increased by the amount of any contributions or forfeitures allocated to the account balance as of dates in the valuation calendar year after the valuation date and decreased by distributions made in the valuation calendar year after the valuation date.

               (B) Exception for second distribution calendar year. For purposes of Subparagraph (5)(A) above, if any portion of the minimum distribution for the first distribution calendar year is made in the second distribution calendar year on or before the required beginning date, the amount of the minimum distribution made in the second distribution calendar year shall be treated as if it had been made in the immediately preceding distribution calendar year.

          (6) Required Beginning Date - The required beginning date of a participant is the first day of April of the calendar year following the calendar year in which the participant attains age 70 1/2.

               (A) The required beginning date of a participant who attains age 70 1/2 before January 1, 1988, shall be determined in accordance with (i) or (ii) below.

                    (i) Non-5-percent owners. The required beginning date of a participant who is not a 5-percent owner is the first day of April of the calendar year following the calendar year in which the later of retirement or attainment of age 70 1/2 occurs.

                    (ii) 5-percent owners.  The required beginning date of a
                         participant who is a 5-percent owner during any year beginning after December 31, 1979, is the first day of April following the later of :

                         a. the calendar year in which the participant attains age 70 1/2; or

                         b. the earlier of the calendar year with or within which ends the plan year in which the participant becomes a 5-percent owner, or the calendar year in which the participant retires.

                         The required beginning date of a participant who is not a 5-percent owner who attains age 70 1/2 during 1988 and who has not retired as of January 1, 1989, is April 1, 1990.

               (B) 5-percent owner. A participant is treated as a 5-percent owner for purposes of this Paragraph (e) if such participant is a 5-percent owner as defined in Code Section 416(i) (determined in accordance with Section 416 but without regard to whether the plan is top-heavy) at any time during the plan year ending with or within the calendar year in which such owner attains age 66 1/2 or any subsequent plan year.

               (C) Once distributions have begun to a 5-percent owner under this Paragraph, they must continue to be distributed, even if the participant ceases to be a 5-percent owner in a subsequent year.

     (f)  Transitional Rule

          (1) Notwithstanding the other requirements of this Section 5.4 and subject to the requirements of Section 5.3, Joint and Survivor Annuity Requirements, distribution on behalf of any employee, including a 5-percent owner, may be made in accordance with all of the following requirements (regardless of when such distribution commences).

               (A) The distribution by the trust is one which would not have disqualified such trust under Code Section 401(a)(9) as in effect prior to amendment by the Deficit Reduction Act of 1984.

               (B) The distribution is in accordance with a method of distribution designated by the employee whose interest in the trust is being distributed or, if the employee is deceased, by a beneficiary of such employee.

               (C) Such designation was in writing, was signed by the employee or the beneficiary, and was made before January 1, 1984.

               (D) The employee had accrued a benefit under the plan as of December 31, 1983.

               (E) The method of distribution designated by the employee or the beneficiary specifies the time at which distribution will commence, the period over which distributions will be made, and in the case of any distribution upon the employee's death, the beneficiaries of the employee listed in order of priority.

                    A distribution upon death will not be covered by this transitional rule unless the information in the designation contains the required information described above with respect to the distributions to be made upon the death of the employee.

          (2) For any distribution which commences before January 1, 1984, but continues after December 31, 1983, the employee, or the beneficiary, to whom such distribution is being made, will be presumed to have designated the method of distribution under which the distribution is being made if the method of distribution was specified in writing and the distribution satisfies the requirements in this Paragraph.

          (3) If a designation is revoked any subsequent distribution must satisfy the requirements of Code Section 401(a)(9) and the proposed regulations thereunder. If a designation is revoked subsequent to the date distributions are required to begin, the trust must distribute by the end of the calendar year following the calendar year in which the revocation occurs the total amount not yet distributed which would have been required to have been distributed to satisfy Code Section 401(a)(9) and the proposed regulations thereunder, but for the Code Section 242(b)(2) election. For calendar years beginning after December 31, 1988, such distributions must meet the minimum distribution incidental benefit requirements in Section 1.401(a)(9)-2 of the Proposed Regulations. Any changes in the designation will be considered to be a revocation of the designation. However, the mere substitution or addition of another beneficiary (one not named in the designation) under the designation will not be considered to be a revocation of the designation, so long as such substitution or addition does not alter the period over which distributions are to be made under the designation, directly or indirectly (for example, by altering the relevant measuring life). In the case in which an amount is transferred or rolled over from one plan to another plan, the rules in Proposed Regulation Section 1.401(a)(9)-1 Q&A J-2 and Q&A J-3 shall apply.

Section 5.5    Top Heavy Provisions

     (a) Application of Provisions - If the plan is or becomes top-heavy in any plan year beginning after December 31, 1983, the provisions of Subsection 5.5 will supersede any conflicting provisions in the plan.

     (b)  Minimum Allocation

          (1) Except as otherwise provided in (3) and (4) below, the employer contributions and forfeitures allocated on behalf of any participant who is not a key employee shall not be less than the lesser of three percent of such participant's compensation or in the case where the employer has no defined benefit plan which designates this plan to satisfy Code Section 401, the largest percentage of employer contributions and forfeitures, as a percentage of the first $200,000 of the key employee's compensation, allocated on behalf of any key employee for that year. For this purpose, amounts contributed to the key employee's employee 401(k) elective deferral account shall be included as allocations on his behalf for that year. This minimum allocation shall be made even though, under other plan provisions, the participant would not otherwise be entitled to receive an allocation, or would have received a lesser allocation for the year because of (i) the participant's failure to complete 1,000 hours of service (or any equivalent provided in the plan), or (ii) the participant's failure to make mandatory employee contributions to the plan, or (iii) compensation less than a stated amount.

          (2) For purposes of computing the minimum allocation, compensation shall mean compensation as defined in Section 1.2(a) of the plan.

          (3) The provision in (1) above shall not apply to any participant who was not employed by the employer on the last day of the plan year.

          (4) The provision in (1) above shall not apply to any participant to the extent the participant is covered under any other plan or plans of the employer and the employer has provided in Section
               3.2 or 3.3 that the minimum allocation or benefit requirement applicable to top-heavy plans will be met in the other plan or plans. If this plan is intended to meet the minimum allocation or benefit requirement applicable to another plan or plans, the employer shall so provide in Section 3.2 or 3.3, as appropriate.

          (5) The minimum allocation required (to the extent required to be nonforfeitable under Code Section 416(b)) may not be forfeited under Code Section 411(a)(3)(B) or 411(a)(3)(D).

     (c) Adjustments in Code Section 415 Limits - If the plan is top-heavy, the defined benefit fraction and the defined contribution fraction shall be computed by applying a factor of 1.0 (instead of 1.25) to the applicable dollar limits under Code Section 415(b)(1)(A) and 415(c)(1)(A) for such year, unless the plan meets both the following conditions:

          (1) Such plan would not be a top-heavy plan if [90%] were substituted for [60%] in the top-heavy tests; and

          (2) The minimum employer contribution percentage under paragraph (b) is 4 percent instead of 3 percent.

          However, the reduced Code Section 415 factor of 1.0 shall not apply under a top-heavy plan with respect to any individual so long as there are no employer contributions, forfeitures, or voluntary employee non-deductible contributions allocated to such individual.

     (d) Minimum Vesting Schedules - For any plan year in which this plan is top-heavy, the following minimum vesting schedule shall automatically apply to the plan, if this schedule is more liberal than the schedule(s) provided in Section 4.2(a)(6).

          Years of Service    Vesting Percentage

          0-1 Year                   0%
          2                         20%
          3                         40%
          4                         60%
          5                         80%
          6 or More Years          100%

          The minimum vesting schedule shall apply to all benefits within the meaning of Code Section 411(a)(7) except those attributable to employee contributions, including benefits accrued before the effective date of Code Section 416 and benefits accrued before the plan became top-heavy. Further, no decrease in a participant's nonforfeitable percentage may occur in the event the plan's status as top-heavy changes for any plan year, and the provisions of Section 7.2(d) shall apply. However, this Section does not apply to the account balances of any employee who does not have an hour of service after the plan has initially become top-heavy and such employee's account balance attributable to employer contributions and forfeitures will be determined without regard to this Section.

     (e)  Definitions (Code Section 416 Requirements)

          (1) Key Employee - Any employee or former employee (and the beneficiaries of such employee) who at any time during the determination period was an officer of the employer if such individual's annual compensation exceeds 50 percent of the dollar limitation under Code Section 415(b)(1)(A), an owner (or considered an owner under Code Section 318) of one of the ten largest interests in the employer if such individual's compensation exceeds 100 percent of the dollar limitation under Code Section 415(c)(1)(A), a 5-percent owner of the employer, or a 1-percent owner of the employer who has an annual compensation of more than $150,000. Annual compensation means compensation as defined in Code Section 415(c)(3), but including amounts contributed by the employer pursuant to a salary reduction agreement which are excludable from the employee's gross income under Code Section 125, Section 402(a)(8), Section 402(h) or
               Section 403(b). The determination period is the plan year containing the determination date and the four (4) preceding plan years.

               The determination of who is a key employee will be made in accordance with Code Section 416(i)(1) and the regulations thereunder.

          (2) Top-Heavy Plan - For any plan year beginning after December 31, 1983, this plan is top-heavy if any of the following conditions exists:

               (A) If the top-heavy ratio for this plan exceeds 60 percent and this plan is not part of any required aggregation group or permissive aggregation group of plans.

               (B) If this plan is a part of a required aggregation group of plans but not part of a permissive aggregation group and the top-heavy ratio for the group of plans exceeds 60 percent.

               (C) If this plan is a part of a required aggregation group and part of a permissive aggregation group of plans and the top-heavy ratio for the permissive aggregation group exceeds 60 percent.

          (3)  Top-Heavy Ratio -

               (A) If the employer maintains one or more defined contribution plans (including any Simplified Employee Pension Plan) and the employer has not maintained any defined benefit plan which during the 5-year period ending on the determination date(s) has or has had accrued benefits, the top-heavy ratio for this plan alone or for the required or permissive aggregation group as appropriate is a fraction, the numerator of which is the sum of the account balances of all key employees as of the determination date(s) (including any part of any account balance distributed in the 5-year period ending on the determination date(s)), and the denominator of which is the sum of all account balances (including any part of any account balance distributed in the 5-year period ending on the determination date(s)), both computed in accordance with Code Section 416 and the regulations thereunder. Both the numerator and denominator of the top-heavy ratio are increased to reflect any contribution not actually made as of the determination date, but which is required to be taken into account on that date under Code Section 416 and the regulations thereunder.

               (B) If the employer maintains one or more defined contribution plans (including any Simplified Employee Pension Plan) and the employer maintains or has maintained one or more defined benefit plans which during the 5-year period ending on the determination date(s) has or has had any accrued benefits, the top-heavy ratio for any required or permissive aggregation group as appropriate is a fraction, the numerator of which is the sum of account balances under the aggregated defined contribution plan or plans for all key employees, determined in accordance with (A) above, and the present value of accrued benefits under the aggregated defined benefit plan or plans for all key employees as of the determination date(s), and the denominator of which is the sum of the account balances under the aggregated defined contribution plan or plans for all participants, determined in accordance with (A) above, and the present value of accrued benefits under the defined benefit plan or plans for all participants as of the determination date(s), all determined in accordance with Code Section 416 and the regulations thereunder. The accrued benefits under a defined benefit plan in both the numerator and denominator of the top-heavy ratio are increased for any distribution of an accrued benefit made in the five-year period ending on the determination date.

               (C) For purposes of (A) and (B) above the value of account balances and the present value of accrued benefits will be determined as of the most recent valuation date that falls within or ends with the 12-month period ending on the determination date, except as provided in Code Section 416 and the regulations thereunder for the first and second plan years of a defined benefit plan. The account balances and accrued benefits of a participant (1) who is not a key employee but who was a key employee in a prior year, or (2) who has not been credited with at least one hour of service with any employer maintaining the plan at any time during the 5-year period ending on the determination date will be disregarded. The calculation of the top-heavy ratio, and the extent to which distributions, rollovers, and transfers are taken into account will be made in accordance with Code
                    Section 416 and the regulations thereunder. Deductible employee contributions will not be taken into account for purposes of computing the top-heavy ratio. When aggregating plans the value of account balances and accrued benefits will be calculated with reference to the determination dates that fall within the same calendar year.

                    The accrued benefit of a participant other than a key employee shall be determined under (1) the method, if any, that uniformly applies for accrual purposes under all defined benefit plans maintained by the employer, or (2) if there is no such method, as if such benefit accrued not more rapidly than the slowest accrual rate permitted under the fractional rule of Code Section 411(b)(1)(C).

          (4) Permissive Aggregation Group - The required aggregation group of plans plus any other plan or plans of the employer which, when considered as a group with the required aggregation group, would continue to satisfy the requirements of Code Sections 401(a)(4) and 410.

          (5) Required Aggregation Group - (1) Each qualified plan of the employer in which at least one key employee participates or participated at any time during the determination period (regardless of whether the plan has terminated), and (2) any other qualified plan of the employer which enables a plan described in (1) to meet the requirements of Code Sections 401(a)(4) or 410.

          (6) Determination Date - For any plan year subsequent to the first plan year, the last day of the preceding plan year. For the first plan year of the plan, the last day of that year.

          (7) Valuation Date - The last day of the plan year shall be the date as of which account balances or accrued benefits are valued for purposes of calculating the top-heavy ratio.

          (8) Present Value - Present value shall be based only on the interest and mortality rates specified in the employer's defined benefit plan.

          (9) Non-Key Employee - Any employee who is not a key employee. Non-key employees include employees who are former key employees.

Section 5.6 Limitations and Conditions Regarding Contributions under Code Sections 402(g), 401(k) and 401(m)

     (a)  (1)  Limit Maximum Amount of Elective Deferrals under Code Section
               402(g)

               No participant shall be permitted to have elective deferrals made under this plan, or any other qualified plan maintained by the employer, during any taxable year, in excess of the dollar limitation contained in Code Section 402(g) in effect at the beginning of such taxable year.

          (2)  Distribution of Excess Elective Deferrals

               A participant may assign to this plan any excess elective deferrals made during a taxable year of the participant by following the claim procedure set forth in Subsection (a)(3). Also, the employer may notify this plan on behalf of a participant who has excess deferrals for the taxable year calculated by taking into account only elective deferrals under the plans maintained by the employer.

               Notwithstanding any other provision of the plan, excess elective deferrals, plus any income and minus any loss allocable thereto, shall be distributed no later than April 15 to any participant to whose account excess elective deferrals were assigned for the preceding year and for whom excess elective deferrals have been claimed for such taxable year.

          (3)  Claims

               The participant's claim shall be in writing; shall be submitted to the plan administrator no later than March 1; shall specify the participant's excess deferral amount for the preceding calendar year; and shall be accompanied by the participant's written statement that if such amounts are not distributed, such excess deferral amount, when added to amounts deferred under other plans or arrangements described in Code Sections 401(k), 408(k), 457, or 403(b), exceeds the limit imposed on the participant by Code Section 402(g) for the year in which the deferral occurred.

          (4)  Definitions (Code Section 402(g) Limitations)

               (A) Elective Deferrals shall mean any employer contributions made to the plan at the election of the participant, in lieu of cash compensation, and shall include contributions made pursuant to a salary reduction agreement or other deferral mechanism. With respect to any taxable year, a participant's elective deferral is the sum of all employer contributions made on behalf of such participant pursuant to an election to defer under any qualified cash or deferred arrangement as described in Code Section 401(k), any simplified employee pension cash or deferred arrangement as described in Section 402(h)(1)(B), any eligible deferred compensation plan under Section 457, any plan as described under Section 501(c)(18), and any employer contributions made on the behalf of a participant for the purchase of an annuity contract under Section 403(b) pursuant to a salary reduction agreement. Elective deferrals shall not include any deferrals properly distributed as excess annual additions.

               (B) Excess Elective Deferrals shall mean those elective deferrals that are includible in a participant's gross income under Code Section 402(g) to the extent such participant's elective deferrals for a taxable year exceed the dollar limitation under such Code Section. Excess elective deferrals shall be treated as annual additions under the plan, unless such amounts are distributed no later than the first April 15 following the close of the participant's taxable year.

          (5)  Determination Of Income Or Loss

               Excess elective deferrals shall be adjusted for any income or loss for the participant's taxable year. The income or loss allocable to excess elective deferrals is the income or loss allocable to the participant's employee 401(k) elective deferral account for the taxable year multiplied by a fraction, the numerator of which is such participant's excess elective deferrals for the year and the denominator is the participant's account balance attributable to elective deferrals without regard to any income or loss occurring during such taxable year.

     (b)  (1)  Actual Deferral Percentage Test

               The actual deferral percentage (hereinafter "ADP") for participants who are highly compensated employees for each plan year and the ADP for participants who are non-highly compensated employees for the same plan year must satisfy one of the following tests: 1) The ADP for participants who are highly compensated employees for the plan year shall not exceed the ADP for participants who are non-highly compensated employees for the same plan year multiplied by 1.25; or 2) The ADP for participants who are highly compensated employees for the plan year shall not exceed the ADP for participants who are non-highly compensated employees for the same plan year multiplied by 2.0, provided that the ADP for participants who are highly compensated employees does not exceed the ADP for participants who are non-highly compensated employees by more than two (2) percentage points.

               (A)  Special Rules Applying to ADP Test

                    (i) The ADP for any participant who is a highly compensated employee for the plan year and who is eligible to have elective deferrals (and qualified non-elective contributions or qualified matching contributions, or both, to the extent treated as elective deferrals for purposes of the ADP test) allocated to his or her accounts under two or more arrangements described in Code Section 401(k), that are maintained by the employer, shall be determined as if such elective deferrals (and, to the extent taken into account, such qualified non-elective contributions or qualified matching contributions, or both) were made under a single arrangement. If a highly compensated employee participates in two or more cash or deferred arrangements that have different plan years, all cash or deferred arrangements ending with or within the same calendar year shall be treated as a single arrangement. Notwithstanding the foregoing, certain plans shall be treated as separate if mandatorily disaggregated under regulations under Code Section 401(k).

                    (ii) In the event that this plan satisfies the requirements of Code Sections 401(k), 401(a)(4), or 410(b) only if aggregated with one or more other plans, or if one or more other plans satisfy the requirements of such sections only if aggregated with this plan, then this
                         Section 5.6(b)(1) shall be applied by determining the ADP of employees as if all such plans were a single plan. For plan years beginning after December 31, 1989, plans may be aggregated in order to satisfy Code
                         Section 401(k) only if they have the same plan year.

                   (iii) For purposes of determining the ADP of a participant who is a 5-percent owner or one of the ten most highly-paid highly compensated employees, the elective deferrals (and qualified non-elective contributions or qualified matching contributions, or both, to the extent treated as elective deferrals for purposes of the ADP test) and compensation of such participant shall include the elective deferrals (and, to the extent taken into account, qualified non-elective contributions and qualified matching contributions, or both) and compensation for the plan year of family members (as defined in Code Section 414(q)(6)).
                         Family members, with respect to such highly compensated employees, shall be disregarded as separate employees in determining the ADP both for participants who are non-highly compensated employees and for participants who are highly compensated employees.

                    (iv) For purposes of determining the ADP test, elective
                         deferrals, qualified non-elective contributions and qualified matching contributions must be made before the last day of the twelve-month period immediately following the plan year to which contributions relate. An elective deferral shall be taken into account only if it relates to compensation that either (a) would have been received by the participant in the plan year but for the deferral election, or (b) is attributable to services performed by the participant in the plan year and would have been received by the participant within 2 1/2 months after the last day of the plan year but for the deferral election.

                    (v) The plan administrator shall maintain records sufficient to demonstrate satisfaction of the ADP test and the amount of qualified non-elective contributions or qualified matching contributions, or both, used in such test.

                    (vi) Qualified non-elective contributions may be taken into account as elective deferrals only to the extent needed to meet the ADP test. Qualified matching contributions may be taken into account only to the extent such contributions are not needed to meet the average contribution percentage test unless it is the intention of the plan administrator to test all qualified non-elective and matching contributions under the ADP test.

                   (vii) The determination and treatment of the ADP amounts of any participant shall satisfy such other requirements as may be prescribed by the Secretary of the Treasury.

               (B) Actual Deferral Percentage shall mean, for a specified group of participants for a plan year, the average of the ratios (calculated separately for each participant in such group) of (1) the amount of employer contributions actually paid over to the trust on behalf of such participant for the plan year to (2) the participant's compensation as defined in Section 1.2(e). Employer contributions on behalf of any participant shall include: (1) any elective deferrals made pursuant to the participant's deferral election, including excess elective deferrals of highly compensated employees, but excluding (a) excess elective deferrals of nonhighly compensated employees that arise solely from elective deferrals made under the plan or plans of this employer and (b) elective deferrals that are taken into account in the average contribution percentage test (provided the ADP test is satisfied both with and without exclusion of these elective deferrals); and (2) at the election of the employer, qualified non-elective contributions and qualified matching contributions. For purposes of computing actual deferral percentages, an employee who would be a participant but for the failure to make elective deferrals shall be treated as a participant on whose behalf no elective deferrals are made. Amounts distributed under Section 5.1(a)(4)(B) shall not be included in the calculation.

          (2)  Distribution Of Excess Contributions

               Notwithstanding any other provision of this plan, excess contributions, plus any income and minus any loss allocable thereto, shall be distributed no later than the last day of each plan year to participants to whose accounts such excess contributions were allocated for the preceding plan year. If such excess amounts are distributed more than 2 1/2 months after the last day of the plan year in which such excess amounts arose, a ten (10) percent excise tax will be imposed on the employer maintaining the plan with respect to such amounts.
               Such distributions shall be made to highly compensated employees on the basis of the respective portions of the excess contributions attributable to each of such employees. Excess contributions of participants who are subject to the family member aggregation rules shall be allocated among the family members in proportion to the elective deferrals (and amounts treated as elective deferrals) of each family member that is combined to determine the combined ADP.

               Excess contributions (including the amounts recharacterized) shall be treated as annual additions under the plan.

               (A) Determination of Income or Loss - Excess contributions shall be adjusted for any income or loss for the plan year. The income or loss allocable to excess contributions is the income or loss allocable to the participant's employee 401(k) elective deferral account (and, if applicable, the qualified non-elective contribution account or the qualified employer matching contribution account or both) for the plan year multiplied by a fraction, the numerator of which is such participant's excess contributions for the year and the denominator is the participant's account balance(s) attributable to elective deferrals (and qualified non-elective contributions or qualified matching contributions, or both, if any of such contributions are included in the ADP test) without regard to any income or loss occurring during such plan year.

               (B) Accounting for Excess Contributions - Excess contributions shall be distributed from the participant's employee 401(k) elective deferral account and qualified employer matching contribution account (if applicable) in proportion to the participant's elective deferrals and qualified matching contributions (to the extent used in the ADP test) for the plan year. Excess contributions shall be distributed from the participant's qualified non-elective contribution account only to the extent that such excess contributions exceed the balance in the participant's employee 401(k) elective deferral account and employer matching contribution account.

               (C) Excess Contributions shall mean, with respect to any plan year, the excess of: 1) The aggregate amount of employer contributions actually taken into account in computing the ADP of highly compensated employees for such plan year, over 2) The maximum amount of such contributions permitted by the ADP test (determined by reducing contributions made on behalf of highly compensated employees in order of the ADPs, beginning with the highest of such percentages).

                    Such determination shall be made after first determining excess elective deferrals pursuant to Section 5.6(a).

          (3)  Recharacterization

               A participant may treat his or her excess contributions as an amount distributed to the participant and then contributed by the participant to the plan as an employee nondeductible contribution. Recharacterized amounts will remain nonforfeitable and subject to the same distribution requirements as elective deferrals. Therefore, such recharacterized amounts shall be held in a recharacterized funds account which shall be invested and otherwise accounted for in the same manner as an employee 401(k) elective deferral account but which shall be subject to the ADP test. Amounts may not be recharacterized by a highly compensated employee to the extent that such amount in combination with other employee nondeductible contributions made by that employee would exceed any stated limit under the plan on employee nondeductible contributions.

               Recharacterization must occur no later than two and one-half months after the last day of the plan year in which such excess contributions arose and is deemed to occur no earlier than the date the last highly compensated employee is informed in writing of the amount recharacterized and the consequences thereof. Recharacterized amounts will be taxable to the participant for the participant's tax year in which the participant would have received them in cash under a cash or deferred arrangement.

     (c) (1) Limitations on Employee Contributions and Matching Contributions Under Code Section 401(m)

               The average contribution percentage (hereinafter "ACP") for participants who are highly compensated employees for each plan year and the ACP for participants who are non-highly compensated employees for the same plan year must satisfy one of the following tests: 1) The ACP for participants who are highly compensated employees for the plan year shall not exceed the ACP for participants who are non-highly compensated employees for the same plan year multiplied by 1.25; or 2) The ACP for participants who are highly compensated employees for the plan year shall not exceed the ACP for participants who are non-highly compensated employees for the same plan year multiplied by two (2), provided that the ACP for participants who are highly compensated employees does not exceed the ACP for participants who are non-highly compensated employees by more than two (2) percentage points.

               (A)  Special Rules For Limitations Under Code Section 401(m)

                    (i) Multiple Use: If one or more highly compensated employees are subject to both the ADP test and the ACP test and the sum of the ADP and ACP of those highly compensated employees subject to either or both tests exceeds the aggregate limit, then either the ADP or the ACP of those highly compensated employees who are subject to both tests will be reduced (beginning with such highly compensated employee whose percentage is the highest) so that the limit is not exceeded. The plan administrator shall determine whether the ADP or the ACP for the plan will be reduced for the plan year. The amount by which each highly compensated employee's percentage is reduced shall be treated as either an excess contribution or an excess aggregate contribution, as appropriate. The ADP and ACP of the highly compensated employees are determined after any corrections required to meet the ADP and ACP tests. Multiple use does not occur if both the ADP and ACP of the highly compensated employees does not exceed 1.25 multiplied by the ADP and ACP of the non-highly compensated employees.

                    (ii) For purposes of this Section 5.6(c)(1), the
                         contribution percentage for any participant who is a highly compensated employee and who is eligible to have contribution percentage amounts allocated to his or her account under two or more plans described in Code Section 401(a), or arrangements described in Code
                         Section 401(k) that are maintained by the employer, shall be determined as if the total of such contribution percentage amounts were made under each plan. If a highly compensated employee participates in two or more cash or deferred arrangements that have different plan years, all cash or deferred arrangements ending with or within the same calendar year shall be treated as a single arrangement. Notwithstanding the foregoing, certain plans shall be treated as separate if mandatorily disaggregated under regulations under Code Section 401(m).

                   (iii) In the event that this plan satisfies the requirements of Code Sections 401(m), 401(a)(4) or 410(b) only if aggregated with one or more other plans, or if one or more other plans satisfy the requirements of such sections only if aggregated with this plan, then this
                         Section 5.6(c)(1) shall be applied by determining the contribution percentage of employees as if all such plans were a single plan. For plan years beginning after December 31, 1989, plans may be aggregated in order to satisfy Code Section 401(m) only if they have the same plan year.

                    (iv) For purposes of determining the contribution
                         percentage of a participant who is a five-percent owner or one of the ten most highly-paid highly compensated employees, the contribution percentage amounts and compensation of such participant shall include the contribution percentage amounts and compensation for the plan year of family members (as defined in Code Section 414(q)(6)). Family members, with respect to highly compensated employees, shall be disregarded as separate employees in determining the contribution percentage both for participants who are non-highly compensated employees and for participants who are highly compensated employees.

                    (v) For purposes of determining the contribution percentage test, employee contributions are considered to have been made in the plan year in which contributed to the trust. Matching contributions and qualified non-elective contributions will be considered made for a plan year if made no later than the end of the twelve-month period beginning on the day after the close of the plan year.

                    (vi) The plan administrator shall maintain records
                         sufficient to demonstrate satisfaction of the ACP test and the amount of qualified non-elective contributions or qualified matching contributions, or both, used in such test.

                   (vii) Employee 401(k) elective deferral contributions may be taken into account; however, the ADP test shall be met before any elective deferrals are used in the ACP test and the elective deferrals needed to meet the ADP test shall not be used to meet the ACP test. Qualified non-elective contributions shall be taken into account to the extent such contributions are not used to meet the ADP test.

                  (viii) The determination and treatment of the contribution percentage of any participant shall satisfy such other requirements as may be prescribed by the Secretary of the Treasury.

               (B)  Definitions: (Code Section 401(m) Limitations)

                    (i) Aggregate Limit shall mean the sum of (i) 125 percent of the greater of the ADP of the non-highly compensated employees for the plan year or the ACP of non-highly compensated employees under the plan subject to Code Section 401(m) for the plan year beginning with or within the plan year of the 401(k) plan and (ii) the lesser of 200% or two plus the lesser of such ADP or ACP. "Lesser" is substituted for "greater" in (i) above, and "greater" is substituted for "lesser" after "two plus the" in (ii) if it would result in a larger aggregate limit.

                    (ii) Average Contribution Percentage shall mean the average of the contribution percentages of the eligible participants in a group.

                   (iii) Contribution Percentage shall mean the ratio
                         (expressed as a percentage) of the participant's contribution percentage amounts to the participant's compensation as defined in Section 1.2(e).

                    (iv) Contribution Percentage Amounts shall mean the sum of the employee nondeductible contributions, employer matching contributions and employee 401(k) elective deferrals (to the extent not taken into account for purposes of the ADP test) made under the plan on behalf of the participant for the plan year. Such contribution percentage amounts shall not include matching contributions that are forfeited either to correct excess aggregate contributions or because the contributions to which they relate are excess deferrals, excess contributions, or excess aggregate contributions. Qualified non-elective contributions may be included in the contribution percentage amounts. Employee 401(k) elective deferrals may also be used in calculating the contribution percentage amounts so long as the ADP test is met before the elective deferrals are used in the ACP test and the ADP test continues to be met following the exclusion of those elective deferrals that are used to meet the ACP test. Amounts distributed under Section 5.1(a)(4)(A) and (B) shall not be included in the calculation.

                    (v) Eligible Participant shall mean any employee who is eligible to make an employee nondeductible contribution, or an elective deferral (if the employer takes such contributions into account in the calculation of the contribution percentage), or to receive an employer matching contribution (including forfeitures). If an employee nondeductible contribution is required as a condition of participation in the plan, any employee who would be a participant in the plan if such employee made such a contribution shall be treated as an eligible participant on behalf of whom no employee contributions are made.

                    (vi) Employee Nondeductible Contribution (or employee
                         contribution) shall mean any contribution made under
                         Section 3.5 to the plan by or on behalf of a participant that is included in the participant's gross income in the year in which made and that is maintained under a separate account to which earnings and losses are allocated.

                   (vii) Matching Contribution shall mean an employer
                         contribution made to this or any other defined contribution plan on behalf of a participant on account of an employee nondeductible contribution made by such participant, or on account of a participant's elective deferral, under a plan maintained by the employer.

          (2)  Distribution of Excess Aggregate Contributions

               Notwithstanding any other provision of this plan, excess aggregate contributions, plus any income and minus any loss allocable thereto, shall be forfeited, if forfeitable, or if not forfeitable, distributed no later than the last day of each plan year to participants to whose accounts such excess aggregate contributions were allocated for the preceding plan year.
               Excess aggregate contributions of participants who are subject to the family member aggregation rules shall be allocated among the family members in proportion to the employee nondeductible contributions and matching contributions (or amounts treated as matching contributions) of each family member that is combined to determine the combined ACP. If such excess aggregate contributions are distributed more than 2 1/2 months after the last day of the plan year in which such excess amounts arose, a ten (10) percent excise tax will be imposed on the employer maintaining the plan with respect to those amounts. Excess aggregate contributions shall be treated as annual additions under the plan.

               (A) Determination of Income or Loss - Excess aggregate contributions shall be adjusted for any income or loss for the plan year. The income or loss allocable to excess aggregate contributions is the income or loss allocable to the participant's employee nondeductible contribution account, employer matching contribution account (if any, and if all amounts therein are not used in the ADP test) and, if applicable, qualified non-elective contribution account and employee 401(k) elective deferral account for the plan year multiplied by a fraction, the numerator of which is such participant's excess aggregate contributions for the year and the denominator is the participant's account balance(s) attributable to contribution percentage amounts without regard to any income or loss occurring during such plan year.

               (B) Forfeitures of Excess Aggregate Contributions - Forfeitures of excess aggregate matching contributions may either be reallocated to the accounts of non-highly compensated employees or applied to reduce employer contributions, as provided in Section 3.6(e).

               (C) Accounting for Excess Aggregate Contributions - Excess aggregate contributions shall be forfeited, if forfeitable or distributed on a pro-rata basis from the participant's employee nondeductible contribution account and employer matching contribution account (and, if applicable, the participant's qualified non-elective contribution account or employee 401(k) elective deferral account, or both).

               (D) Excess Aggregate Contributions shall mean, with respect to any plan year, the excess of: 1) The aggregate contribution percentage amounts taken into account in computing the numerator of the contribution percentage actually made on behalf of highly compensated employees for such plan year, over 2) The maximum contribution percentage amounts permitted by the ACP test (determined by reducing contributions made on behalf of highly compensated employees in order of their contribution percentages beginning with the highest of such percentages).

                    Such determination shall be made after first determining excess elective deferrals pursuant to Section 5.6(a) and then determining excess contributions pursuant to Section 5.6(b)(2).

     (d)  Top-Heavy Requirements

          Neither elective deferrals nor any matching contributions will be taken into account for the purpose of satisfying the minimum top-heavy contribution requirement. However, qualified non-elective contributions may be taken into account for this purpose as provided in Section 3.2(c)(2) or 3.3(b)(2), as appropriate.

     (e)  Restrictions on Payment of Certain Accounts

          Elective deferrals, qualified non-elective contributions, and qualified matching contributions, and income allocable to each are not distributable to a participant or his beneficiary in accordance with such person's election, earlier than upon separation from service, death, or disability.

          Such account balances may also be distributed upon:

               (A) Termination of the plan without the establishment of another defined contribution plan, other than an employee stock ownership plan (as defined in Code Section 4975(e) or 409) or a simplified employee pension plan (as defined in Code Section 408(k)).

               (B) The disposition by a corporation to an unrelated corporation of substantially all of the assets (within the meaning of Code Section 409(d)(2)) used in a trade or business of such corporation if such corporation continues to maintain this plan after the disposition, but only with respect to employees who continue employment with the corporation acquiring such assets.

               (C) The disposition by a corporation to an unrelated entity of such corporation's interest in a subsidiary (within the meaning of Code Section 409(d)(3)) if such corporation continues to maintain this plan, but only with respect to employees who continue employment with such subsidiary.

               (D)  The attainment of age 59 1/2.

               (E)  The hardship of the participant as described in Section
                    4.4(a).

               All distributions that may be made pursuant to one or more of the foregoing distributable events are subject to the spousal and participant consent requirements as described in Section 5.3(c). In addition, distributions after March 31, 1988, that are triggered by any of the first three events enumerated above must be made in a lump sum.

Section 5.7    Deductible Voluntary Employee Contributions

     The plan administrator will not accept deductible employee contributions which are made for a taxable year beginning after December 31, 1986. Contributions made prior to that date will be maintained in a separate account which will be nonforfeitable at all times. The account will share in the gains and losses of the trust in the same manner as described in
     Section 3.8 of the plan. No part of the deductible voluntary contribution account will be used to purchase life insurance. Subject to Section 5.3, Joint and Survivor Requirements (if applicable), the participant may withdraw any part of the deductible voluntary contribution account by making a written application to the plan administrator.

ARTICLE VI  ADMINISTRATION OF THE PLAN


Section 6.1    Fiduciary Responsibility

     (a) Fiduciary Standards - A fiduciary shall discharge his duties with respect to a plan solely in the interest of the participants and beneficiaries and -

          For the exclusive purpose of providing benefits to participants and their beneficiaries and defraying reasonable expenses of administering the plan;

          With the care, skill, prudence, and diligence under the circumstances then prevailing that a prudent man acting in a like capacity and familiar with such matters would use in the conduct of an enterprise of a like character and with like aims;

          By diversifying the investments of the plan so as to minimize the risk of large losses, unless under the circumstances it is clearly prudent not to do so; and

          In accordance with the documents and instruments governing the plan insofar as such documents and instruments are consistent with the provisions of ERISA.

     (b)  Allocation of Fiduciary Responsibility

          (1) It is intended to allocate to each fiduciary, either named or otherwise, the individual responsibility for the prudent execution of the functions assigned to him. None of the allocated responsibilities or any other responsibilities shall be shared by two or more fiduciaries unless specifically provided for in the plan.

          (2) When one fiduciary is required to follow the directions of another fiduciary, the two fiduciaries shall not be deemed to share such responsibility. Instead, the responsibility of the fiduciary giving the directions shall be deemed to be his sole responsibility and the responsibility of the fiduciary receiving directions shall be to follow those directions insofar as such instructions on their face are proper under applicable law.

          (3) Any person or group of persons may serve in more than one fiduciary capacity with respect to this plan.

          (4) A fiduciary under this plan may employ one or more persons, including independent accountants, attorneys and actuaries to render advice with regard to any responsibility such fiduciary has under the plan.

     (c) Indemnification by Employer - Unless resulting from the gross negligence, willful misconduct or lack of good faith on the part of a fiduciary who is an officer or employee of the employer, the employer shall indemnify and save harmless such fiduciary from, against, for and in respect of any and all damages, losses, obligations, liabilities, liens, deficiencies, costs and expenses, including without limitation, reasonable attorney's fees and other costs and expenses incident to any suit, action, investigation, claim or proceedings suffered in connection with his acting as a fiduciary under the plan.

     (d) Named Fiduciary - The person or persons named by the employer as having fiduciary responsibility for the management and control of plan assets shall be known as the "named fiduciary" hereunder. Such responsibility shall include the appointment of the plan administrator (Section 6.2(a)), the trustee (Section 6.4(a)) and the investment manager (Section 6.4(b)), and the deciding of benefit appeals (Section 6.3).

Section 6.2    Plan Administrator

     (a)  Appointment of Plan Administrator

          The named fiduciary shall appoint a plan administrator who may be an individual or an administrative committee consisting of no more than five members. Vacancies occurring upon resignation or removal of a plan administrator or a committee member shall be filled promptly by the named fiduciary. Any administrator may resign at any time by giving notice of his resignation to the named fiduciary, and any administrator may be removed at any time by the named fiduciary. The named fiduciary shall review at regular intervals the performance of the administrator(s) and shall re-evaluate the appointment of such administrator(s). After the named fiduciary has appointed the administrator and has received a written notice of acceptance, the fiduciary responsibility for administration of the plan shall be the responsibility of the plan administrator or administrative committee.

     (b)  Duties and Powers of Plan Administrator

          The plan administrator shall have the following duties and discretionary powers and such other duties and discretionary powers as relate to the administration of the plan:

          (1) To determine in a non-discriminatory manner all questions relating to the eligibility of employees to become participants.

          (2) To determine in a non-discriminatory manner eligibility for benefits and to determine and certify the amount and kind of benefits payable to participants.

          (3)  To authorize all disbursements from the fund.

          (4) To appoint or employ any independent person to perform necessary plan functions and to assist in the fulfillment of administrative responsibilities as he deems advisable, including legal and actuarial counsel.

          (5) When appropriate, to select an insurance company and annuity contracts which, in his opinion, will best carry out the purposes of the plan.

          (6) To construe and interpret the plan and to make, publish, interpret, alter, amend or revoke rules for the regulation of the plan which are consistent with the terms of the plan and with ERISA.

          (7) To prepare and distribute, in such manner as determined to be appropriate, information explaining the plan.

     (c)  Allocation of Fiduciary Responsibility Within Administrative
          Committee

          If the plan administrator is an administrative committee, the committee shall choose from its members a chairman and a secretary. The committee may allocate responsibility for those duties and powers listed in Section 6.2(b)(1) and (2) (except determination of qualification for disability retirement) and other purely ministerial duties to one or more members of the committee. The committee shall review at regular intervals the performance of any committee member to whom fiduciary responsibility has been allocated and shall re-evaluate such allocation of responsibility. After the committee has made such allocations of responsibilities and has received written notice of acceptance, the fiduciary responsibilities for such administrative duties and powers shall then be considered as the responsibilities of such committee member(s).

     (d)  Miscellaneous Provisions

          (1) Administrative Committee Actions - The actions of such committee shall be determined by the vote or other affirmative expression of a majority of its members. Either the chairman or the secretary may execute any certificate or other written direction on behalf of the committee. A member of the committee who is a participant shall not vote on any question relating specifically to himself. If the remaining members of the committee, by majority vote thereof, are unable to come to a determination of any such question, the named fiduciary shall appoint a substitute member who shall act as a member of the committee for the special vote.

          (2) Expenses - The plan administrator shall serve without compensation for service as such. All reasonable expenses of the plan administrator shall be paid by the employer or from the fund.

          (3) Examination of Records - The plan administrator shall make available to any participant for examination during business hours such of the plan records as pertain only to the participant involved.

          (4) Information to the Plan Administrator - To enable the plan administrator to perform the administrative functions, the employer shall supply full and timely information to the plan administrator on all participants as the plan administrator may require.

Section 6.3    Claims Procedure

     (a) Notification - The plan administrator shall notify each participant in writing of his determination of benefits. If the plan administrator denies any benefit, such written denial shall include:

          -    The specific reasons for denial;
          -    Reference to provisions on which the denial is based;
          - A description of and reason for any additional information needed to process the claim; and
          -    An explanation of the claims procedure.

     (b)  Appeal - The participant or his duly authorized representative may:

          - Request a review of the participant's case in writing to the named fiduciary;
          -    Review pertinent documents;
          -    Submit issues and comments in writing.

          The written request for review must be submitted no later than 60 days after receiving written notification of denial of benefits.

     (c) Review - The named fiduciary must render a decision no later than 60 days after receiving the written request for review, unless circumstances make it impossible to do so; but in no event shall the decision be rendered later than 120 days after the request for review is received.

Section 6.4    Trust Fund

     (a)  Appointment of Trustee

          The named fiduciary shall appoint a trustee for the proper care and custody of all funds, securities and other properties in the trust, and for investment of plan assets (or for execution of such orders as it receives from an investment manager appointed for investment of plan assets). The duties and powers of the trustee shall be set forth in a trust agreement executed by the employer, which is incorporated herein by reference. The named fiduciary shall review at regular intervals the performance of the trustee and shall re-evaluate the appointment of such trustee. After the named fiduciary has appointed the trustee and has received a written notice of acceptance of its responsibility, the fiduciary responsibility with respect to the proper care and custody of plan assets shall be considered as the responsibility of the trustee. Unless otherwise allocated to an investment manager, the fiduciary responsibility with respect to investment of plan assets shall likewise be considered as the responsibility of the trustee.

     (b)  Appointment of Investment Manager

          The named fiduciary may appoint an investment manager who is other than the trustee, which investment manager may be a bank or an investment advisor registered with the Securities and Exchange Commission under the Investment Advisors Act of 1940. Such investment manager, if appointed, shall have sole discretion in the investment of plan assets, subject to the funding policy. The named fiduciary shall review at regular intervals no less frequently than annually, the performance of such investment manager and shall re-evaluate the appointment of such investment manager. After the named fiduciary has appointed an investment manager and has received a written notice of acceptance of its responsibility, the fiduciary responsibility with respect to investment of plan assets shall be considered as the responsibility of the investment manager.

     (c)  Funding Policy

          The named fiduciary shall determine and communicate in writing to the fiduciary responsible for investment of plan assets the funding policy for the plan. The funding policy shall set forth the plan's short-range and long-range financial needs, so that said fiduciary may coordinate the investment of plan assets with the plan's financial needs.

     (d)  Valuation of the Fund

          The fund shall be valued by the trustee on the first day of each plan year and as of any interim allocation date determined by the plan administrator. The valuation shall be made on the basis of the current fair market value of all property in the fund.


ARTICLE VII  AMENDMENT AND TERMINATION OF PLAN

Section 7.1    Right to Discontinue and Amend

     It is the expectation of the employer that it will continue this plan indefinitely and make the payments of its contributions hereunder, but the continuance of the plan is not assumed as a contractual obligation of the employer and the right is reserved by the employer, at any time, to reduce, suspend or discontinue its contributions hereunder.

Section 7.2    Amendments

     Except as herein limited, the employer shall have the right to amend this plan at any time to any extent that it may deem advisable. Such amendment shall be stated in writing and executed by the employer.

     The employer's right to amend the plan shall be limited as follows:

     (a) No amendment shall increase the duties or liabilities of the plan administrator, the trustee, or other fiduciary without their respective written consent.

     (b) No amendments shall have the effect of vesting in the employer any interest in or control over any contracts issued pursuant hereto or any other property in the fund.

     (c) No amendment to the plan shall be effective to the extent that it has the effect of decreasing a participant's accrued benefit. Notwithstanding the preceding sentence, a participant's account balance may be reduced to the extent permitted under Code Section 412(c)(8). For purposes of this paragraph, a plan amendment which has the effect of decreasing a participant's account balance or eliminating an optional form of benefit, with respect to benefits attributable to service before the amendment shall be treated as reducing an accrued benefit. Furthermore, if the vesting schedule of a plan is amended, in the case of an employee who is a participant as of the later of the date such amendment is adopted or the date it becomes effective, the nonforfeitable percentage (determined as of such date) of such employee's right to his employer-derived accrued benefit will not be less than his percentage computed under the plan without regard to such amendment.

     (d) No amendment to the vesting schedule adopted by the employer hereunder shall deprive a participant of his vested portion of his employer contribution accounts to the date of such amendment. If the plan's vesting schedule is amended, or the plan is amended in any way that directly or indirectly affects the computation of the participant's nonforfeitable percentage or if the plan is deemed amended by an automatic change to or from a top-heavy vesting schedule, each participant with at least 3 years of service with the employer may elect, within a reasonable period after the adoption of the amendment or change, to have the nonforfeitable percentage computed under the plan without regard to such amendment or change. For participants who do not have at least one hour of service in any plan year beginning after December 31, 1988, [5 years of service] shall be substituted for [3 years of service] in the preceding sentence. The period during which the election may be made shall commence with the date the amendment is adopted or deemed to be made and shall end on the latest of:

          (1)  60 days after the amendment is adopted;

          (2)  60 days after the amendment becomes effective; or

          (3) 60 days after the participant is issued written notice of the amendment by the employer or plan administrator.

Section 7.3    Protection of Benefits in Case of Plan Merger

     In the event of a merger or consolidation with, or transfer of assets to any other plan, each participant will receive a benefit immediately after such merger, consolidation or transfer (if the plan then terminated) which is at least equal to the benefit the participant was entitled to immediately before such merger, consolidation or transfer (if the plan had terminated).

Section 7.4    Termination of Plan

     (a) When Plan Terminates - This plan shall terminate upon the happening of any of the following events: legal adjudication of the employer as bankrupt; a general assignment by the employer to or for the benefit of its creditors; the legal dissolution of the employer; or termination of the plan by the employer.

     (b) Allocation of Assets - Upon termination, partial termination or complete discontinuance of employer contributions, the account balance(s) of each affected participant who is an active participant or who is not an active participant but has neither received a complete distribution of his vested accrued benefit nor incurred five one-year breaks in service shall be 100% vested and nonforfeitable. The amount of the fund assets shall be allocated to each participant, subject to provisions for expenses of administration of the liquidation, in the ratio that such participant's account(s) bears to all accounts. If a participant under this plan has terminated his employment at any time after the first day of the plan year in which the employer made his final contribution to the plan, and if any portion of any account of such terminated participant was forfeited and reallocated to the remaining participants, such forfeiture shall be reversed and the forfeited amount shall be credited to the account of such terminated participant.


ARTICLE VIII  MISCELLANEOUS PROVISIONS


Section 8.1    Exclusive Benefit - Non-Reversion

     The plan is created for the exclusive benefit of the employees of the employer and shall be interpreted in a manner consistent with its being a qualified plan as defined in Section 401(a) of the Internal Revenue Code and with ERISA. The corpus or income of the trust may not be diverted to or used for other than the exclusive benefit of the participants or their beneficiaries (except for defraying reasonable expenses of administering the plan).

     Notwithstanding the above, a contribution paid by the employer to the trust may be repaid to the employer under the following circumstances:

     (a) Any contribution made by the employer because of a mistake of fact must be returned to the employer within one year of the contribution.

     (b) In the event the deduction of a contribution made by the employer is disallowed under Code Section 404, such contribution (to the extent disallowed) must be returned to the employer within one year of the disallowance of the deduction.

     (c) If the Commissioner of Internal Revenue determines that the plan is not initially qualified under the Internal Revenue Code, any contribution made incident to that initial qualification by the employer must be returned to the employer within one year after the date the initial qualification is denied, but only if the application for the qualification is made by the time prescribed by law for filing the employer's return for the taxable year in which the plan is adopted, or such later date as the Secretary of the Treasury may prescribe.

Section 8.2    Inalienability of Benefits

     No benefit or interest available hereunder including any annuity contract distributed herefrom shall be subject to assignment or alienation, either voluntarily or involuntarily. The preceding sentence shall also apply to the creation, assignment, or recognition of a right to any benefit payable with respect to a participant pursuant to a domestic relations order, unless such order is determined to be a qualified domestic relations order as defined in Code Section 414(p), or any domestic relations order entered before January 1, 1985. A loan made to a participant and secured by his nonforfeitable account balance(s) under Section 4.4(b) will not be treated as an assignment or alienation and such securing account balance(s) shall be subject to attachment by the plan in the event of default.

Section 8.3    Employer-Employee Relationship

     This plan is not to be construed as creating or changing any contract of employment between the employer and its employees, and the employer retains the right to deal with its employees in the same manner as though this plan had not been created.

Section 8.4    Binding Agreement

     This plan shall be binding on the heirs, executors, administrators, successors and assigns as such terms may be applicable to any or all parties hereto, and on any participants, present or future.

Section 8.5    Separability

     If any provision of this plan shall be held invalid or unenforceable, such invalidity or unenforceability shall not affect any other provision hereof and this plan shall be construed and enforced as if such provision had not been included.

Section 8.6    Construction

     The plan shall be construed in accordance with the laws of the state in which the employer was incorporated (or is domiciled in the case of an unincorporated employer) and with ERISA.

Section 8.7    Copies of Plan

     This plan may be executed in any number of counterparts, each of which shall be deemed as an original, and said counterparts shall constitute but one and the same instrument which may be sufficiently evidenced by any one counterpart.

Section 8.8    Interpretation

     Wherever appropriate, words used in this plan in the singular may include the plural or the plural may be read as singular, and the masculine may include the feminine.


     IN WITNESS WHEREOF, the Employer has caused this Plan to be executed this
     day of    , 19      .

     EMPLOYER:
     Horrigan American, Inc.




     By:
     Title:

                                                                EXHIBIT 10.15


                              PHANTOM STOCK PLAN OF

                              HORRIGAN AMERICAN, INC.

                             AND AFFILIATED COMPANIES

                              PHANTOM STOCK PLAN OF
                             HORRIGAN AMERICAN, INC.
                            AND AFFILIATED COMPANIES

                               TABLE OF CONTENTS

1.   Purpose of Plan . . . . . . . . . . . . . . . . . . . . . . . . .   1

2.   General Provisions. . . . . . . . . . . . . . . . . . . . . . . .   1

3.   Defined Terms . . . . . . . . . . . . . . . . . . . . . . . . . .   1

4.   Administration. . . . . . . . . . . . . . . . . . . . . . . . . .   4

5.   Phantom Stock Unit Ledger . . . . . . . . . . . . . . . . . . . .   5

6.   Aggregate Number of Phantom Stock Units . . . . . . . . . . . . .   5

7.   Credits to Participant's Accounts . . . . . . . . . . . . . . . .   5

8.   Vesting of Credits. . . . . . . . . . . . . . . . . . . . . . . .   6

9.   Severance of Employment . . . . . . . . . . . . . . . . . . . . .   7

10.  Termination of Plan . . . . . . . . . . . . . . . . . . . . . . .   8

11.  Payment of Benefits . . . . . . . . . . . . . . . . . . . . . . .   9

12.  Designation of Beneficiary. . . . . . . . . . . . . . . . . . . .  10

13.  Independence. . . . . . . . . . . . . . . . . . . . . . . . . . .  10

14.  Insurance . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

15.  Conditions Precedent. . . . . . . . . . . . . . . . . . . . . . .  11

16.  Limitation of Rights. . . . . . . . . . . . . . . . . . . . . . .  11

17.  Adjustment in Number of Phantom Stock Units . . . . . . . . . . .  12

18.  Non-alienation of Benefits. . . . . . . . . . . . . . . . . . . .  12

19.  Indemnification . . . . . . . . . . . . . . . . . . . . . . . . .  12

20.  Amendment . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

21.  Effective Date. . . . . . . . . . . . . . . . . . . . . . . . . .  13

22.  Waiver. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

23.  Captions. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

24.  Severability. . . . . . . . . . . . . . . . . . . . . . . . . . .  13

25.  Tax Consequences. . . . . . . . . . . . . . . . . . . . . . . . .  13

26.  Arbitration . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

27.  Applicable Law. . . . . . . . . . . . . . . . . . . . . . . . . .  13

                         PHANTOM STOCK PLAN OF
                        HORRIGAN AMERICAN, INC.
                        AND AFFILIATED COMPANIES


     HORRIGAN AMERICAN, INC., AEL LEASING CO., INC., AMERICAN COMMERCIAL CREDIT CORP. and AMERICAN REAL ESTATE INVESTMENT AND DEVELOPMENT CO. hereby adopt a plan, to be known as the "Phantom Stock Plan of Horrigan American, Inc. and Affiliated Companies", a deferred compensation program to be administered and governed by and in accordance with the following terms and provisions:

     1. Purpose of Plan. The purpose of this Plan is to enable the Companies to attract and retain key Officers of outstanding competence, to promote the shareholder point of view among key Officers and to provide an incentive to, and a reward for, key Officers of the Companies by granting to such key Officers certain deferred compensation rights pursuant to the terms and provisions hereof. Neither the adoption of this Plan nor any of the terms or provisions hereof shall be construed as entitling any Officer to any employment rights arising hereunder or to any of the rights of a stockholder in any of the Companies, it being the intention hereof only to adopt a plan of incentive deferred compensation and to measure such compensation as herein set forth, but in no respect to alter the relationship between any Officer and any of the Companies except as specifically set forth herein.

     2. General Provisions. Unless the context of this Plan clearly requires otherwise:

          (a) All accounting terms used in this Plan which are not specifically defined in this Plan shall have the meanings assigned to them in accordance with generally accepted accounting principles and practices.

          (b) The word "including" shall be a word of enlargement rather than a word of limitation and shall be deemed to mean "including but not limited to" rather than "including only".

     3. Defined Terms. Unless the context clearly requires otherwise, the following words and phrases whenever used in the singular or the plural form and capitalized shall have the following meanings for the purposes of this
Plan:

          (a) "Account" shall mean the account of the Participant contained in the Phantom Stock Unit Ledger.

          (b) "Acknowledgment" shall mean the document, in form satisfactory to the Administrative Committee, referred to in Paragraph 15(a) hereof pursuant to which each Participant shall acknowledge and confirm to the Administrative Committee the Participant's willingness to participate in and to be bound by the Plan.

          (c) "Administrative Committee" shall mean the committee established by the Board of Directors of Horrigan American, Inc. pursuant to Paragraph 4(a) hereof.

          (d) "Affiliated Companies" shall mean AEL Leasing Co., Inc. and American Commercial Credit Corp., corporations the capital stock of which is wholly owned by American Equipment Leasing Co., Inc., the capital stock of which is wholly owned by Horrigan American, Inc., and American Real Estate Investment and Development Co., a corporation the capital stock of which is wholly owned by Horrigan American, Inc.

          (e) "Bankruptcy Code" shall mean the federal Bankruptcy Code, as amended and supplemented from time to time, and any statutory successor thereto.

          (f) "Beneficiary" shall mean the Person referred to in Paragraph 12 hereof designated by the Participant to receive payments in the event of the Participant's death.

          (g) "Board of Directors" shall mean the duly elected directors of the applicable Company.

          (h) "Cause" shall mean and be the failure or refusal of the Participant to perform his or her duties and obligations to any Company, the occurrence of any breach or default by the Participant under any agreement between any Company and the Participant, including any employment agreement, the failure of the Participant to conform to the highest ethical standards in representing any Company, or the commission by the Participant of any criminal act or criminal misconduct, regardless of whether such act or misconduct is prosecuted by applicable law enforcement authorities.

          (i) "Common Stock" shall mean shares of common stock of Horrigan American, Inc.

          (j) "Company" shall mean Horrigan American, Inc. or any of the Affiliated Companies and any successor to any of the foregoing by merger, consolidation, liquidation, division or other reorganization which has made provision for adoption of this Plan and the assumption of the obligations of Horrigan American, Inc. or any of the Affiliated Companies, as applicable.

          (k) "Companies" shall mean Horrigan American, Inc. and the Affiliated Companies and any successor to any of the foregoing by merger, consolidation, liquidation, division or other reorganization which has made provision for adoption of this Plan and the assumption of the obligations of Horrigan American, Inc. or any of the Affiliated Companies, as applicable.

          (l) "Credit" shall mean any credit expressed in dollars and cents which is recorded in the Phantom Stock Unit Ledger in accordance with the provisions of Section 7(a) or 7(b).

          (m) "Customer" shall mean any Person, including but not limited to any dealer, manufacturer, vendor, borrower or lessee, who deals with or does business with any Company or any direct or indirect subsidiary of any Company in such Company's normal course of business.

          (n) "Effective Date" shall mean the date selected by the Board of Directors of each of the Companies on which the Plan shall become effective.

          (o) "ESOP" shall mean the Employee Stock Option Plan of Horrigan American, Inc. adopted by the Board of Directors thereof effective as of January 1, 1984, as amended from time to time.

          (p) "Excess Dividend" shall mean an amount equal to the excess, if any, by which the aggregate dividend paid by Horrigan American, Inc., in the then current fiscal year of Horrigan American, Inc., exceeds twenty percent (20%) of the consolidated net earnings of Horrigan American, Inc. for the immediately preceding fiscal year of Horrigan American, Inc. divided by the number of issued and outstanding shares of Common Stock with respect to which such aggregate dividend is issued.

          (q) "Excess Value" shall mean the difference in the fair market value of a share of Common Stock as of the date when a Participant is awarded Phantom Stock Units by the Administrative Committee under this Plan and the fair market value of a share of Common Stock as of the Participant's Termination Date. Fair market value with respect to a share of Common Stock as contemplated herein shall be determined by independent appraisal in conjunction with the ESOP as more fully set forth in
     Section 7(c) hereof.

          (r) "Officer" shall mean any officer of any Company (whether or not he or she is also a director thereof) who is employed by such Company on a full-time basis and who, in the sole opinion of the Administrative Committee, is one of the key personnel of such Company in a position to contribute materially to its continued growth and development and to its future financial success. The term shall not include Persons who are retained by any Company as consultants only.

          (s) "Participant" shall mean an Officer who is selected by the Administrative Committee for participation in this Plan and who is awarded Phantom Stock Units hereunder.

          (t) "Person" shall mean any individual, corporation, partnership, joint venture, trust, unincorporated organization, joint stock company or other entity or organization.

          (u) "Phantom Stock Plan of Horrigan American, Inc. and Affiliated Companies" shall mean the Plan set forth herein.

          (v) "Phantom Stock Unit" shall mean a unit awarded to a Participant by the Administrative Committee pursuant to this Plan.

          (w) "Phantom Stock Unit Ledger" shall mean the ledger referred to in Paragraph 5 hereof.

          (x) "Plan" shall mean the Phantom Stock Plan of Horrigan American, Inc. and Affiliated Companies set forth herein.

          (y) "Plan Termination Date" shall mean the date selected by the Board of Directors of any of the Companies on which the Plan terminates as to such Company.

          (z) "Plan Rate" shall mean an annual rate of interest equal to the applicable annual rate of interest for treasury bills having a one (1) year maturity which were most recently issued by the United States Department of the Treasury prior to the applicable Participant's Termination Date.

          (aa) "Retirement" shall mean a severance from employment of any Participant with the Company which employs such Participant, other than for Cause, upon or after attainment of age sixty-two (62) in accordance with the then-applicable retirement policies of such Company.

          (bb) "Termination Date" shall mean the date of a Participant's severance from employment with the Company which employs such Participant by reason of the Participant's Retirement, Total Disability, death or termination of employment by the applicable Company for or without Cause, or by reason of the termination of employment by the Participant or for any other reason or in any other manner.

          (cc) "Total Disability" shall mean the disability of a Participant by reason of injury or sickness which renders the Participant unable to perform all of the Participant's essential duties and obligations to the Company which employs such Participant.

     4.   Administration.

          (a) There is hereby established an Administrative Committee which shall consist of three (3) persons, each of whom shall be a member of the Board of Directors of Horrigan American, Inc., each of whom shall be ineligible to become a Participant and each of whom shall serve at the pleasure of the Board of Directors of Horrigan American, Inc. to administer, construe and interpret this Plan. No person serving as a member of the Administrative Committee shall receive any compensation for his or her services. The Administrative Committee shall act by majority vote.

          (b) The construction and interpretation by the Administrative Committee of any provision of this Plan, the administration thereof by the Administrative Committee and all decisions and determinations made by the Administrative Committee pursuant hereto, including all determinations with respect to the amount of any Excess Dividend and of fair market value of the Common Stock, if made in good faith, shall be final, binding and conclusive for all purposes. Subject to the provisions of this Plan, the Administrative Committee shall have the sole and exclusive power:

               (i) to determine the Officers who shall participate in the Plan from time to time;

               (ii) to determine the number of Phantom Stock Units to be set aside for each Participant;

               (iii) to determine the number of Credits to be entered in the Phantom Stock Unit Ledger to each Participant's Account; and

               (iv) to make such other determinations as shall from time to time be reasonably necessary to effectuate this Plan.

          (c) In performing its duties hereunder, including the selection of Participants, the Administrative Committee shall make such inquiry of the Officers and other employees of each of the Companies as it, in its sole discretion, deems appropriate.

          (d) The Administrative Committee may, in its sole discretion, delegate its duties to an Officer or other employee of any of the Companies, or a committee composed of Officers or other employees of any of the Companies, but may not delegate its authority to construe and interpret this Plan, or to make the determinations specified in clauses
     (i), (ii) and (iii) of Subparagraph (b) of this Paragraph 4.

     5. Phantom Stock Unit Ledger. The Administrative Committee shall establish a Phantom Stock Unit Ledger and thereafter from time to time as appropriate enter therein the name of each Participant, the number of Phantom Stock Units awarded to him or her by the Administrative Committee, the date of such award, an amount which shall be equal to the aggregate fair market value on the date of such award of an equal number of shares of Common Stock and such other information as the Administrative Committee shall deem appropriate. The Administrative Committee shall advise in writing each Participant and the Company which employs such Participant of the foregoing as it pertains to such Participant in such manner as the Administrative Committee shall deem appropriate.

     6. Aggregate Number of Phantom Stock Units. The aggregate number of Phantom Stock Units standing in the Phantom Stock Unit Ledger for all Participants at any one time shall not exceed one hundred twenty-five thousand (125,000); provided, however, that upon severance of any Participant from employment with any of the Companies (and provided that immediately thereafter such Participant does not become an employee of any other Company), any Phantom Stock Units theretofore awarded to such Participant shall no longer be considered outstanding for the purposes of this Paragraph 6.

     7.   Credits to Participant's Accounts.

          (a) So long as this Plan remains in effect and subject to the other terms and provisions herein contained, the Administrative Committee shall enter Credits in the Phantom Stock Unit Ledger to each Participant's Account effective as of the dividend payment date applicable to the Common Stock, the number of such Credits so entered to be in an amount equal to the Excess Dividend, if any, multiplied by the number of Phantom Stock Units standing in such Participant's Account on such date; provided, however, that no such Credits shall be entered in the Phantom Stock Unit Ledger to any Participant's Account with respect to any Excess Dividend paid by the Company after the Participant's Termination Date or after any date of termination of this Plan, even though the record date is prior thereto. By way of illustration only, in the event that Participant X shall have been awarded ten thousand (10,000) Phantom Stock Units by the Administrative Committee and the Excess Dividend shall have been determined by the Administrative Committee to be twenty cents ($0.20) per Phantom Stock Unit, the Administrative Committee shall enter Credits in the amount of Two Thousand Dollars ($2,000.00) (i.e., ten thousand (10,000) Phantom Stock Units multiplied by twenty cents ($0.20) per Phantom Stock Unit) to the Participant's Account in the Phantom Stock Unit Ledger.

          (b) So long as this Plan remains in effect and subject to the other terms and provisions herein contained, on the Participant's Termination Date the Administrative Committee shall enter Credits in the Phantom Stock Unit Ledger to such Participant's Account, the number of such Credits so entered to be in an amount equal to the Excess Value, if any, multiplied by the number of Phantom Stock Units standing in such Participant's Account on the Participant's Termination Date. No such Credits shall be entered in the Phantom Stock Unit Ledger to any Participant's Account with respect to any Excess Value realized after the Participant's Termination Date or after any date of termination of this Plan. By way of illustration only, in the event that on the Termination Date of Participant X there shall be in such Participant's Account ten thousand (10,000) Phantom Stock Units, the Participant shall be fully vested pursuant to the provisions of this Plan and the Administrative Committee shall have determined that the Excess Value is Two Dollars ($2.00) per Phantom Stock Unit, the Administrative Committee shall enter Credits in the amount of Twenty Thousand Dollars ($20,000.00) (i.e., ten thousand (10,000) Phantom Stock Units multiplied by Two Dollars ($2.00) per Phantom Stock Unit) to the Participant's Account in the Phantom Stock Unit Ledger.

          (c) For purposes of this Plan, the fair market value of the Common Stock as of any date shall be equal to the fair market value of the Common Stock as set forth in the then most recent valuation of the Common Stock which was made for purposes of valuing the Common Stock for the ESOP.

     8. Vesting of Credits. So long as this Plan remains in effect and subject to the other terms and provisions of this Plan, for the purposes of the Credits referred to in Paragraph 7 hereof, each Participant shall be deemed to be vested with respect to all Credits (regardless of the date awarded) based upon each full year of service rendered by the Participant to any of the Companies subsequent to becoming a Participant with respect to this Plan as follows:

          Full Years of Service              Vesting

          Under 5 years                         0%
           5 years                             50%
           6 years                             60%
           7 years                             70%
           8 years                             80%
           9 years                             90%
          10 years                            100%



     9.   Severance of Employment.

          (a) When a Participant's employment with any of the Companies is severed by reason of the Participant's Retirement, Total Disability or death:

               (i) The Credits in the Participant's Account pursuant to the provisions of Paragraph 7(a) hereof shall be deemed to be completely vested in favor of the Participant without reference to the provisions of Paragraph 8 hereof.

               (ii) The Credits applicable to the Participant's Account by reason of the application of Paragraph 7(b) hereof shall be deemed completely vested in favor of the Participant without reference to the provisions of Paragraph 8 hereof.

          (b) When any Participant's employment with any of the Companies is severed by the applicable Company without Cause:

               (i) The Credits in the Participant's Account pursuant to the provisions of Paragraph 7(a) hereof shall be deemed vested in favor of the Participant to the extent provided in Paragraph 8 hereof.

               (ii) The Credits applicable to the Participant's Account by reason of the application of Paragraph 7(b) hereof shall be deemed vested in favor of the Participant to the extent provided in Paragraph 8 hereof.

          (c) When any Participant's employment with any of the Companies is severed by the applicable Company for Cause, is severed by the Participant or is severed for any reason or in any manner other than those referred to in Paragraphs 9(a) or (b) hereof, such Participant shall be entitled to no benefits or payments of any nature under or with respect to this Plan irrespective of the number of Credits which may be in such Participant's Account on such Participant's Termination Date, the extent to which the Participant is vested, or any other provision of this Plan.

          (d) The phrase "severance of employment" shall mean the cessation of employment of the Participant by any of the Companies, provided that such Participant is not immediately thereafter employed by any other Company. Notwithstanding anything to the contrary, in the event that the employment of any Participant by any of the Companies is terminated for any reason and such Participant is immediately thereafter employed by any other Company, for purposes of this Plan, including the vesting provisions contained in Section 8 hereof, such Participant's employment shall not be deemed to have been severed.

          (e) Notwithstanding anything to the contrary, all determinations made in good faith by the Administrative Committee as to the nature and reason with respect to the severance of any Participant's employment with any of the Companies and as to any entitlement of any Participant to benefits or payments hereunder shall be final, binding and conclusive for all purposes.

     10.  Termination of Plan.

          (a) The Board of Directors of any of the Companies may terminate this Plan at any time as to such Company and without the concurrence of any Participant.

          (b) Except as expressly set forth in this Plan, no termination of this Plan shall affect the right of any Participant or Beneficiary to receive payments under this Plan.

          (c) If the Board of Directors of any of the Companies shall elect to terminate this Plan at any time, the Plan shall be deemed terminated with respect to such Company and each of the Participants employed by such Company (and not employed by any other Company) as of the effective date of termination as established by the Board of Directors of the Company so electing, but shall not be deemed to have been terminated with respect to any other Company or with respect to any Participant employed by any other Company. In the event that any Participant shall be employed by more than one Company and, as of the effective date of termination, one or more, but not all, of the Companies employing such Participant terminate this Plan as aforesaid, such termination shall not affect such Participant or his or her status under the Plan and such Participant shall continue as a Participant under this Plan.

          (d) If this Plan shall be terminated with respect to any Participant within five (5) years subsequent to its Effective Date:

               (i) Fifty percent (50%) of the Credits in the Participant's Account pursuant to the provisions of Paragraph 7(a) hereof as of the Plan Termination Date shall be deemed vested, notwithstanding the provisions of Paragraph 8 hereof.

               (ii) For the purposes of this Plan and the determination of Excess Value hereunder, the Plan Termination Date shall be deemed to be the Termination Date applicable to such Participant, and the Administrative Committee shall award to such Participant's Account in the Phantom Stock Unit Ledger fifty percent (50%) of the Credits which would otherwise be applicable to such Participant's Account by reason of the application of Paragraph 7(b) hereof, notwithstanding the provisions of Paragraph 8 hereof.

          (e) If this Plan shall be terminated with respect to any Participant more than five (5) years subsequent to its Effective Date:

               (i) For the purposes of this Plan and the determination of Credits pursuant to the provisions of Paragraph 7(a) hereof, the Plan Termination Date shall be deemed to be the Termination Date applicable to such Participant, and the Credits in such Participant's Account pursuant to the provisions of Paragraph 7(a) hereof shall be deemed vested to the extent provided in Paragraph 8 hereof.

               (ii) For the purposes of this Plan and the determination of Excess Value hereunder, the Plan Termination Date shall be the Termination Date applicable to such Participant and, notwithstanding the provisions of Paragraph 8 hereof, the Administrative Committee shall award to such Participant's Account in the Phantom Stock Unit Ledger the Credits which would otherwise be applicable to such Participant's Account by reason of the application of Paragraph 7(b) hereof multiplied by the vesting percentage which would be applicable to such Participant were the Plan Termination Date such Participant's Termination Date.

     11.  Payment of Benefits.

          (a) Upon severance of any Participant from employment with the Companies, and except as otherwise set forth in this Plan, there shall be paid to such Participant, or in the event of such Participant's death, to the Beneficiary, to the extent that such Participant shall be vested under the provisions of this Plan, an amount equal to the aggregate Credits in the Participant's Account in the Phantom Stock Unit Ledger, plus any Credits thereafter awarded to such Participant under the provisions of Paragraph 7(b) hereof.

          (b) (i) In the event that severance of any Participant from employment with the Companies shall be by reason of death, Total Disability or Retirement, the amounts payable under this Plan, at the election of the Administrative Committee, shall be paid in a lump sum payment to be made within nine (9) months following the Termination Date or in quarter-annual installments, together with interest at the Plan Rate on the unpaid aggregate amounts owing to the Participant under this Plan over a ten (10) year period immediately following such Participant's Termination Date, the first such payment to be made within three (3) months immediately following such Participant's Termination Date. Notwithstanding anything to the contrary, interest on the unpaid aggregate amounts owing to the Participant under this Plan shall accrue beginning as of the Participant's Termination Date and shall not bear interest prior to such time.

               (ii) In the event that severance of any Participant from employment with the Companies shall be by reason of termination by the applicable Company without Cause (and not by reason of death, Total Disability or Retirement), the amounts payable under this Plan, at the election of the Administrative Committee, shall be paid in a lump sum payment to be made within nine (9) months following the Participant's sixty-second (62) birthday or in quarter-annual installments, together with interest at the Plan Rate on the unpaid aggregate amounts owing to the Participant under this Plan over a ten
          (10) year period immediately following such Participant's sixty-second (62) birthday, the first such payment to be made within three
          (3) months immediately following such Participant's sixty-second (62) birthday. Notwithstanding anything to the contrary, interest on the unpaid aggregate amounts owing to the Participant under this Plan shall accrue beginning as of the Participant's sixty-second (62) birthday and shall not bear interest prior to such time.

          (c) The Administrative Committee in its absolute discretion may at any time accelerate the payment of benefits in whole or in part under this Plan to the Participant or to the Beneficiary.

          (d) In the event that any Participant shall die prior to payment in full of any amount owing under this Plan, the unpaid balance of such amount shall be paid to the Participant's Beneficiary in the same manner and at the same times as such payments would have been paid to the Participant.

          (e) To the extent that any Participant shall have been employed by more than one of the Companies, all benefits paid under this Plan shall be equitably apportioned between or among the applicable Companies which employed such Participant in such manner as the Administrative Committee shall deem appropriate based upon the period of time which such Participant was employed by each of the Companies and the benefits which have accrued to such Participant under this Plan during such time period. In such event, each such Company shall be solely obligated to pay its proportionate share of such benefits and none of the Companies shall be obligated to pay the proportionate share of any other Company.

          (f) Notwithstanding anything to the contrary, the payment of any amount under this Plan is expressly subordinated as hereinafter set forth to the prior payment of all existing and future indebtedness of each of the Companies. Upon the occurrence of any receivership, insolvency, assignment for the benefit of creditors, bankruptcy, reorganization or liquidation, or upon the occurrence of any event which entitles any creditor of any of the Companies to declare any material indebtedness of any of the Companies to be due and payable prior to the stated maturity thereof, no amounts owing under this Plan shall be paid to any Participant or Beneficiary unless and until all other indebtedness of the Companies shall have been paid in full. For purposes of this Subparagraph, the term "material indebtedness" shall mean indebtedness in excess of One Hundred Thousand Dollars ($100,000.00).

     12. Designation of Beneficiary. Each Officer, upon becoming a Participant, shall file with the Administrative Committee a notice in writing designating one or more Beneficiaries to whom payments otherwise due the Participant shall be made in the event of such Participant's death while employed with the Companies or after severance therefrom subject, however, to the other provisions of this Plan. The Participant shall have the right to change the Beneficiary from time to time; provided, however, that any change shall not become effective until written notice, in form reasonably satisfactory to the Company, is received by the Administrative Committee.

     13. Independence. The benefits provided under this Plan shall be independent of, and in addition to, any benefits provided under any other agreements that may exist from time to time between the Company and the Participant, and any other compensation payable by the Company to the Participant.

     14. Insurance. Any Company employing any Participant, at its election, may apply for and procure in its own name and for its own benefit life and/or disability insurance in any amount or amounts considered advisable by the applicable Board of Directors, and the Participant shall have no right, title or interest therein; and further, as a condition precedent to participation or continued participation in the Plan and the award of any Phantom Stock Units hereunder, the Participant shall submit from time to time to any reasonable medical or other examination and shall execute and deliver all applications and other instruments necessary to effect such policies of insurance. The failure of the Participant to fully abide by the provisions of this Paragraph shall result in the forfeiture of any Credits which are or may thereafter be applicable to such Participant's Account and the Participant's right to receive any payments or benefits under this Plan. Nothing herein contained shall be construed to require the Company to use any proceeds of, cash value of or other monies derived from life or disability insurance for the purpose of funding or paying any benefit to be paid or which is payable to the Participant, the Beneficiary or any other Person under this Plan.

     15.  Conditions Precedent.

          (a) As a condition precedent to the participation and continued participation in this Plan and the award of any Phantom Stock Units hereunder, the Participant shall execute and deliver to the Administrative Committee an Acknowledgment which shall acknowledge Participant's participation in the Plan and confirm the Participant's willingness to be bound by the Plan.

          (b) As a condition precedent to the receipt of any payments or benefits under this Plan, the Participant shall, upon severance of the Participant's employment with the Companies, execute a written agreement with the Company in form and substance reasonably satisfactory to the Administrative Committee pursuant to which the Participant shall covenant, inter alia, to the Company by which the Participant was employed that the
     Participant:

               (i) Shall not use any information which is confidential or proprietary to any of the Companies or any trade secrets of any of the Companies for any purpose whatsoever or divulge or disclose such information to any Person other than the Companies and Persons to whom any of the Companies has given consent, unless such information and secrets have already become common knowledge or unless the Participant is compelled to disclose such information or secrets by applicable governmental process.

               (ii) For one (1) year following the Participant's Termination Date, shall not directly or indirectly solicit or sell any of the products or services of any of the Companies to any Person who is or was a Customer of any of the Companies on the Termination Date.

               (iii) For one (1) year following the Participant's Termination Date, shall not directly or indirectly solicit any Customer of any of the Companies.

     16. Limitation of Rights. Nothing contained in this Plan shall be construed to:

          (a) give any Officer or other employee of any of the Companies any right to be awarded any Phantom Stock Units other than in the sole discretion of the Administrative Committee;

          (b) give a Participant any rights whatsoever with respect to any shares of Common Stock;

          (c) limit in any way the right of any of the Companies to terminate a Participant's employment with the Companies at any time; or

          (d) be evidence of any agreement or understanding, express or implied, that any of the Companies shall employ a Participant in any particular position or at any particular rate of remuneration or for any particular period of time.

     17. Adjustment in Number of Phantom Stock Units. In the event of any stock dividend on the Common Stock, any split-up or combination of shares of the Common Stock, any reverse stock split with respect to the Common Stock, or any other reorganization of any nature involving the Common Stock, an equitable adjustment shall be made by the Administrative Committee with respect to this Plan, including the aggregate number of Phantom Stock Units which may be awarded under this Plan and the number of Phantom Stock Units in the Participant's Account in the Phantom Stock Unit Ledger; provided, however, that the Administrative Committee shall not be required to establish any fractional Phantom Stock Units.

     18. Non-alienation of Benefits. To the extent permitted by applicable law, no right or benefit under this Plan shall be subject to anticipation, alienation, assignment, pledge, encumbrance, garnishment, charge, sale, transfer or other disposition, and any attempt to anticipate, alienate, assign, pledge, encumber, charge, sell, transfer or otherwise dispose of the same shall be void and of no effect. No right or benefit hereunder shall in any manner be liable for or subject to the debts, contracts, liabilities, or torts of the Participant or any Beneficiary entitled to such benefits. If any Participant or Beneficiary hereunder should become bankrupt, insolvent, a debtor under the Bankruptcy Code or attempt to anticipate, alienate, assign, pledge, encumber, charge, sell, transfer or otherwise dispose of any right or benefit hereunder, then such right or benefit, in the discretion of the Administrative Committee, shall cease and determine, and in such event, the applicable Company may hold or apply the same or any part thereof for the benefit of the Participant or Beneficiary, his or her spouse, children, or other dependents, or any of them, in such manner and in such proportion as the Administrative Committee may deem proper.

     19. Indemnification. To the extent permitted by applicable law, and in addition to any right of indemnification by the Companies which any member of the Administrative Committee might otherwise have, each of the Companies shall indemnify each member of the Administrative Committee of and from any and all loss, damage, cost and expense, including reasonable attorneys' fees, suffered or incurred by such member for any act or determination made in good faith with respect to this Plan.

     20.  Amendment.

          (a)  This Plan may not be amended except in writing.

          (b) This Plan may be amended by the Boards of Directors of all of the Companies without the consent of the Participants provided that such amendment does not materially and adversely affect any benefit to which any Participant is entitled as of the date of such amendment.

          (c) Except as set forth in Subparagraph (b) of this Paragraph, this Plan may not be amended without the consent of the Boards of Directors of all of the Companies and of each Participant who, as of the effective date of such amendment, shall be employed by any of the Companies.

          (d) The addition of another corporation or corporations as an Affiliated Company shall be deemed to be an amendment to this Plan which is governed by Subparagraph (b) hereof and which does not materially and adversely affect any benefit to which any Participant is entitled.

     21. Effective Date. This Plan shall become operative and in effect on such date as shall be fixed by the Board of Directors of each of the Companies, in their discretion.

     22. Waiver. No failure on the part of the Administrative Committee to exercise, and no delay in exercising, any right under this Plan or permitted or provided by statute, at law or in equity shall operate as a waiver thereof nor an estoppel thereto, nor shall any single or partial exercise of any such right or remedy preclude any other or future exercise thereof, or the exercise of any other right or remedy.

     23. Captions. The caption or heading of each Paragraph of this Plan does not constitute a part of this Plan but is for informational purposes only.

     24. Severability. If any provision of this Plan or the application thereof to any party or circumstance be held invalid or unenforceable, the remainder of this Plan, and the application of such provisions to other parties or circumstances, shall not be affected thereby and to this end, the provisions of this Plan are declared severable.

     25. Tax Consequences. None of the Companies makes any representation as to the tax consequences of this Plan or with respect to any benefits or payments received by any Participant hereunder.

     26. Arbitration. Any controversy arising from or related to this Plan shall be determined by arbitration in the City of Reading, Berks County, Pennsylvania, in accordance with the Rules of the American Arbitration Association, and judgment upon any such determination or award may be entered in any court having applicable jurisdiction.

     27. Applicable Law. This Plan and all controversies hereunder shall be governed by and construed in accordance with the laws of the Commonwealth of Pennsylvania.

                          CERTIFICATION

     This is to certify that the Phantom Stock Plan of Horrigan American, Inc. and Affiliated Companies was duly adopted by the Boards of Directors of Horrigan American, Inc., AEL Leasing Co., Inc., American Commercial Credit Corp. and American Real Estate Investment and Development Co., respectively, at their regularly scheduled meetings on ________________, 1993, to have an Effective Date of _______________, 1993.



_________________________________  Secretary of Horrigan American, Inc.
DATED: ______________, 1993




__________________________________ Secretary of AEL Leasing Co., Inc.
DATED: ______________, 1993



__________________________________ Secretary of American Commercial
                                   Credit Corp.
DATED: ______________, 1993



__________________________________ Secretary of American Real Estate
                                   Investment and Development Co.
DATED: ______________, 1993

                                                                    EXHIBIT 11

                   HORRIGAN AMERICAN, INC. AND SUBSIDIARIES

            STATEMENT OF COMPUTATION OF PER SHARE EARNINGS (LOSS)


                                                                                YEAR ENDED DECEMBER 31,
                                                           ------------------------------------------------------------------
                                                              1993          1992          1991          1990          1989
                                                           ----------    ----------    ----------    ----------    ----------
SCHEDULE OF COMMON SHARES OUTSTANDING
Number of common shares outstanding at January 1.......     3,300,298     3,323,055     3,339,761     3,360,096     2,500,383
Common shares issued...................................        12,034        16,521        12,792        24,400        25,472
Treasury stock acquired, net...........................      (200,566)      (39,278)      (29,498)      (44,735)           --
Common shares issued under 4-for-3 stock split.........            --            --            --            --       834,241
                                                           ----------    ----------    ----------    ----------    ----------
Number of common shares outstanding at December 31.....     3,111,766     3,300,298     3,323,055     3,339,761     3,360,096
                                                           ==========    ==========    ==========    ==========    ==========

Weighted    average    number    of    common    shares
  outstanding (see note 1, to selected financial data).     3,278,159     3,310,584     3,328,109     3,361,468     3,367,106
                                                           ==========    ==========    ==========    ==========    ==========


SCHEDULE OF NET EARNINGS APPLICABLE TO
  COMMON SHARES                                                     (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
Earnings (loss) from continuing operations.............        $3,047         $(413)       $1,382        $1,218        $2,602
Cash dividends declared on preferred stock.............           (16)          (16)          (16)          (16)          (16)
                                                           ----------    ----------    ----------    ----------    ----------
Earnings (loss) from continuing operations applicable
  to common shares.....................................        $3,031         $(429)       $1,366        $1,202        $2,586
                                                           ==========    ==========    ==========    ==========    ==========
Earnings  (loss)  from continuing operations per common
  share(1).............................................        $  .92        $ (.13)       $  .41        $  .36        $  .78
                                                           ==========    ==========    ==========    ==========    ==========

- ---------
(1) Earnings (loss) per common share is the same on both a primary and fully diluted basis.

                                                                    EXHIBIT 12

                   HORRIGAN AMERICAN, INC. AND SUBSIDIARIES

       STATEMENT OF COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES


                                                                                      YEAR ENDED DECEMBER 31,
                                                                      --------------------------------------------------------
                                                                        1993        1992        1991        1990        1989
                                                                      --------    --------    --------    --------    --------
                                                                                     (IN THOUSANDS OF DOLLARS)
Earnings (loss) from continuing operations before income taxes....     $ 4,947    $   (269)    $ 2,270     $ 1,959     $ 4,159
Less  equity  in  undistributed  earnings (loss) of unconsolidated
  affiliates......................................................          --          --          --          --           5
                                                                      --------    --------    --------    --------    --------
                                                                       $ 4,947    $   (269)    $ 2,270     $ 1,959     $ 4,154
                                                                      --------    --------    --------    --------    --------

Add fixed charges
  Interest........................................................       9,028      11,250      12,879      13,773      13,182
  Portion of rents representative of the interest factor..........         162         194         174         180         175
                                                                      --------    --------    --------    --------    --------
    Total fixed charges...........................................       9,190      11,444      13,053      13,953      13,357
                                                                      --------    --------    --------    --------    --------
    Total earnings as adjusted....................................     $14,137     $11,175     $15,323     $15,912     $17,511
                                                                      ========    ========    ========    ========    ========

Ratio of earnings to fixed charges................................        1.54         .98        1.17        1.14        1.31
                                                                           ===         ===         ===         ===         ===


    The Company guaranteed $2,400,000 of debt of unconsolidated real estate partnerships as of December 31, 1993. The amount of fixed charges associated with this guaranteed debt was $223,000 for 1993. The computation of the ratio of earnings to fixed charges does not include the fixed charges associated with the guaranteed debt because the Company has not been required to honor the guarantees nor is it probable that the Company will be required to honor the guarantees.

    In 1992, earnings from continuing operations were inadequate to cover fixed charges by $269,000. However, the ratio of earnings to fixed charges is not intended to disclose cash flow from operations. In addition to the normal noncash expenses, such as depreciation and provision for possible lease and loan losses, the provision for write-down of real estate negatively affects the ratio for 1992. The ratio of earnings to fixed charges would be 1.35 if the provision for write-down of real estate were excluded.

                                                                    EXHIBIT 22

                        SUBSIDIARIES OF THE REGISTRANT

                                  STATE OF      NAMES UNDER WHICH SUBSIDIARY
          SUBSIDIARY            INCORPORATION           DOES BUSINESS
           -------              -------------  -------------------------------
American Equipment Leasing      Pennsylvania
Co., Inc......................
AEL Leasing Co., Inc..........  Pennsylvania   American Equipment Leasing
                                               American Legal Funding
                                               American Municipal Funding
                                               American Rental Services
                                               American Reli Financial
                                               Information Systems Funding
                                               Group
American Commercial Credit      Pennsylvania
Corp..........................
Horrigan American Securities,   Pennsylvania
Inc...........................
AEL Holdings, Inc.............  Delaware
The Business Outlet, Inc......  Pennsylvania
American Real Estate            Pennsylvania
Investment and   Development
Co............................
American Hotel Management,      Pennsylvania
Inc...........................

         SUBSIDIARY PARTNERSHIPS                           STATE OF
         -----------------------                           --------
                                                           REGISTRATION
                                                           ------------
          (Each partnership does business under its legal name only)
         ARE Moorestown Partners........................   Pennsylvania
         ARE Amcare One Partners........................   Pennsylvania
         ARE Amcare Two Partners........................   Pennsylvania
         ARE Amcare Three Partners......................   Pennsylvania
         ARE Amcare Four Partners.......................   Pennsylvania
         ARE Norfolk Partners...........................   Pennsylvania
         ARE Pittsburgh V.M. Partners...................   Pennsylvania
         ARE Flying Hills One Partners..................   Pennsylvania
         ARE Lehigh Valley Partners.....................   Pennsylvania
         ARE Fleetwood Partners.........................   Pennsylvania
         ARE Cincinnati Three Limited Partnership.......   Pennsylvania
         ARE Pottsville Partners........................   Pennsylvania
         ARE Wadsworth Partners.........................   Pennsylvania
         American AMDEV Limited Partnership I...........   Michigan
         ARE Florida One Limited Partnership............   Pennsylvania
         ARE South Fifth Street Partners................   Pennsylvania
         ARE Tallahassee Limited Partners...............   Pennsylvania
         ARE Dayton Limited Partnership.................   Pennsylvania
         ARE West Reading Partnership...................   Pennsylvania
         ARE Riverfront Partnership.....................   Pennsylvania
         ARE Wyomissing Partners........................   Pennsylvania
         AA & G Partners................................   Pennsylvania
         ARE Sikeston Limited Partnership...............   Pennsylvania
         ARE Middleton Limited Partnership..............   Pennsylvania
         ARE Old Bridge Limited Partnership.............   Pennsylvania
         ARE Mentor Limited Partnership.................   Pennsylvania
         ARE Amcare Five Limited Partnership............   Pennsylvania
         S. G. Development Limited Partnership..........   Michigan
         Eastern Boulevard Associates...................   Pennsylvania

         SUBSIDIARY PARTNERSHIPS                           STATE OF
         -----------------------                           --------
                                                           REGISTRATION
                                                           ------------
          (Each partnership does business under its legal name only)
         ARE Houston One Limited Partnership............   Pennsylvania
         ARE Central Texas Limited Partnership..........   Pennsylvania
         ARE Central Florida Limited Partnership........   Pennsylvania
         ARE Sarasota Limited Partnership...............   Pennsylvania
         ARE Royal Palm Limited Partnership.............   Pennsylvania
         ARE Delray Limited Partnership.................   Pennsylvania
         ARE St. Marys Limited Partnership..............   Pennsylvania
         ARE Haddonfield Limited Partnership............   Pennsylvania
         ARE Central Florida Two Limited Partnership....   Pennsylvania

                                                                    EXHIBIT 27
                           FINANCIAL DATA SCHEDULE


    This schedule contains summary financial information extracted from Horrigan American, Inc. and Subsidiaries and is qualified in its entirety by reference to such financial statements.

                 APPENDIX A TO ITEM 601(C) OF REGULATION S-K
                     COMMERCIAL AND INDUSTRIAL COMPANIES
                         ARTICLE S OF REGULATION S-X

ITEM NUMBER   ITEM DESCRIPTION                                         AMOUNTS
- --------      ----------                                                ------
5-02(1)       cash and cash items                                   $2,160,000
5-02(2)       marketable securities                                  2,697,000
5-02(3)(a)(1) notes and accounts receivable trade                  127,582,000
5-02(4)       allowances for doubtful accounts                       5,438,000
5-02(6)       inventory                                                    N/A
5-02(9)       total current assets                                         N/A
5-02(13)      property, plant and equipment                         41,696,000
5-02(14)      accumulated depreciation                               7,764,000
5-02(18)      total assets                                         164,953,000
5-02(21)      total current liabilities                                    N/A
5-02(22)      bonds, mortgages and similar debt                    129,620,000
5-02(28)      preferred stock--mandatory redemption                        N/A
5-02(29)      preferred stock--no mandatory redemption                 195,000
5-02(30)      common stock                                           3,112,000
5-02(31)      other stockholders" equity                            25,350,000
5-02(32)      total liabilities and stockholders' equity           164,953,000
5-03(b)1(a)   net sales of tangible products                           694,000
5-03(b)1      total revenues                                        24,963,000
5-03(b)2(a)   cost of tangible goods sold                                  N/A
5-03(b)2      total costs and expenses applicable to sales and       9,978,000
              revenues
5-03(b)3      other costs and expenses                                     N/A
5-03(b)5      provision for doubtful accounts and notes              1,573,000
5-03(b)(8)    interest and amortization of debt discount             9,028,000
5-03(b)(10)   income before taxes and other items                    5,078,000
5-03(b)(11)   income tax expense                                     1,900,000
5-03(b)(14)   income/loss continuing operations                      3,047,000
5-03(b)(15)   discontinued operations                                      N/A
5-03(b)(17)   extraordinary items                                          N/A
5-03(b)(18)   cumulative effect--changes in accounting principles            0
5-03(b)(19)   net income or loss                                     3,047,000
5-03(b)(20)   earnings per share--primary                                 0.92
5-03(b)(20)   earnings per share--fully diluted                           0.92