Form 10-Q
period 1994-03-31
HORRIGAN AMERICAN INC
filed 1994-05-13
CIK 716801

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549




                                  FORM 10-Q


       [ x ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1994
                                               --------------
      [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ___________ to ___________

                       Commission file number 2-82551
                                              -------

                           HORRIGAN AMERICAN, INC.
                           -----------------------
           (Exact name of registrant as specified in its Charter)


          Pennsylvania                                 23-2224614
          ------------                                 ----------
     (State of Incorporation)                          (I.R.S. Employer
                                                        Identification No.)


     6 Commerce Drive
     Shillington, Pennsylvania 19607-9704              19612-3428
     ------------------------------------              ----------
     (Address of Principal                             (Zip Code)
       Executive Offices)


Registrant's telephone number, including area code:   (610) 775-5199
                                                      --------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    YES     X                  NO
                          ------             ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 Class                           Outstanding at April 30, 1994
     ---------------------------                 -----------------------------
     Common Stock - $1 par value                        3,111,766 Shares

                              TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION


Consolidated Balance Sheets:
  March 31, 1994 (Unaudited) and December 31, 1993 . . .      2

Unaudited Consolidated Statements of Operations:
  Three Months Ended March 31, 1994 and 1993 . . . . . .      3

Unaudited Consolidated Statements of Cash Flows
  Three Months Ended March 31, 1994 and 1993 . . . . . .      4

Notes to Unaudited Consolidated Financial Statements . .      5

Management's Discussion and Analysis of Financial
Condition and Results of Operations. . . . . . . . . . .      7





PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K. . . . . . . .     15

Signatures . . . . . . . . . . . . . . . . . . . . . . .     16

                       PART I - FINANCIAL INFORMATION

                  HORRIGAN AMERICAN, INC., AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                   ASSETS

                                                      March 31, December 31,
                                                        1994        1993
                                                     (Unaudited)  (Audited)
(In thousands)                                       -----------  ---------

Cash . . . . . . . . . . . . . . . . . . . . . . .  $   1,685    $  2,160
Debt and equity securities . . . . . . . . . . . .      2,312       2,697
Net investment in finance receivables. . . . . . .    121,076     122,144
Equity investments in real estate
  partnerships . . . . . . . . . . . . . . . . . .        (62)         (8)
Property under operating leases, net . . . . . . .     31,377      31,631
Property and equipment, net. . . . . . . . . . . .      2,265       2,301
Other assets . . . . . . . . . . . . . . . . . . .      4,135       4,028
                                                     --------    --------
                                                     $162,788    $164,953
                                                     ========    ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term borrowings. . . . . . . . . . . . . . .    $ 16,535   $ 16,305
Accounts payable and accrued expenses. . . . . . .       4,295      4,244
Customer deposits. . . . . . . . . . . . . . . . .       2,084      2,188
Long-term debt:
  Recourse . . . . . . . . . . . . . . . . . . . .      92,468     94,880
  Nonrecourse. . . . . . . . . . . . . . . . . . .      18,303     18,435
   . . . . . . . . . . . . . . . . . . . . . . . .    --------   --------
     Total Liabilities . . . . . . . . . . . . . .     133,685    136,052
                                                      --------   --------
Minority interest. . . . . . . . . . . . . . . . .         236        244
                                                      --------   --------
Stockholders' equity:
  Preferred stock, $100 par value: 8% noncumu-
     lative, nonvoting: authorized 20,000 shares;
     issued and outstanding 1,952 shares . . . . .         195        195
  Common stock, $1 par value; authorized
     10,000,000 shares; issued and
     outstanding 3,111,766 shares
     in 1994 and 1993. . . . . . . . . . . . . . .       3,112      3,112
  Net unrealized holding gains for available-for-
     sale securities . . . . . . . . . . . . . . .       1,119      1,374
  Retained earnings. . . . . . . . . . . . . . . .      24,441     23,976
                                                      --------   --------
       Total Stockholders' Equity. . . . . . . . .      28,867     28,657
                                                      --------   --------
                                                      $162,788   $164,953
                                                      ========   ========

                  HORRIGAN AMERICAN, INC., AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                                 (UNAUDITED)



(In thousands, except per share amounts)                 1994       1993
- - ----------------------------------------                 ----       ----
Finance revenues:
  Commercial leasing and financing revenue . . . . . .  $ 4,226   $ 3,878
  Interest expense . . . . . . . . . . . . . . . . . .    1,447     1,652
                                                        -------   -------
      Finance revenue margin . . . . . . . . . . . . .    2,779     2,226
  Provision for possible lease and loan losses . . . .      188       450
                                                        -------   -------
      Finance revenues after provision for possible
        lease and loan losses . . . . . . . . . . . .     2,591     1,776
                                                        -------   -------
Operating lease revenues:
  Rents on real estate operating leases . . . . . . .     1,282     1,478
  Rents on equipment operating leases. . . . . . . . .       37        12
                                                        -------   -------
      Total operating lease revenues . . . . . . . . .    1,319     1,490
  Interest expense . . . . . . . . . . . . . . . . . .      690       634
  Depreciation . . . . . . . . . . . . . . . . . . . .      283       273
                                                        -------   -------
      Net operating lease revenues . . . . . . . . . .      346       583
                                                        -------   -------
Other operating revenues:
  Customer service fees. . . . . . . . . . . . . . . .      269       284
  Management and broker income. . . . . . . . . . . .        51        48
  Furniture and equipment sales, net of cost
    of goods sold . . . . . . . . . . . . . . . . . .       172       144
  Equity loss in real estate partnerships . . . . . .       (71)     (134)
  Gain on sale of debt and equity securities. . . . .        --       413
  Other income. . . . . . . . . . . . . . . . . . . .       151       223
                                                        -------   -------
      Total other operating revenues. . . . . . . . .       572       978
                                                        -------   -------
Operating expenses:
  Salaries and employee benefits. . . . . . . . . . .     1,202     1,139
  Depreciation and amortization . . . . . . . . . . .       103       170
  Other taxes . . . . . . . . . . . . . . . . . . . .       191       170
  Credit and collection . . . . . . . . . . . . . . .        62        92
  Other expenses. . . . . . . . . . . . . . . . . . .       657       651
                                                        -------   -------
      Total operating expenses. . . . . . . . . . . .     2,215     2,222
                                                        -------   -------
Earnings before income taxes and
  minority interest. . . . . . . . . . . . . . . . . .    1,294     1,115
   Income tax provision. . . . . . . . . . . . . . . .      485       392
                                                        -------   -------
Earnings before minority interest. . . . . . . . . . .      809       723
   Minority interest income. . . . . . . . . . . . . .      (29)      (26)
                                                        -------   -------
Net earnings . . . . . . . . . . . . . . . . . . . . .  $   780   $   697
                                                        =======   =======
Net earnings per common share. . . . . . . . . . . . .  $  0.25   $  0.21
                                                        =======   =======

                  HORRIGAN AMERICAN, INC., AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                                 (UNAUDITED)


(In thousands)                                           1994      1993
- - --------------                                           ----      ----
Cash flows from operating activities:
   Finance revenues received . . . . . . . . . . . . .$ 3,800    $ 3,375
   Rentals and other cash received . . . . . . . . . .  2,245      2,446
   Lease purchase options received . . . . . . . . . .    568        512
   Dividends received. . . . . . . . . . . . . . . . .      5         11
   Interest paid . . . . . . . . . . . . . . . . . . . (2,048)    (2,180)
   Cash paid to suppliers and employees. . . . . . . . (2,818)    (2,416)
   Income taxes refunded (paid). . . . . . . . . . . .    202        (67)
                                                      -------    -------
     Net cash provided by operating activities
        (Note 4). . . . . . . . . . . . . . . . . . .   1,954      1,681
                                                      -------    -------
Cash flows from investing activities:
   Originations and purchases of finance receivables. (17,173)  (16,970)
   Principal collections of finance receivables . . .  17,606    19,391
   Proceeds from sale of debt and equity securities. .    --        606
   Acquisition of property under operating leases. . .   (37)       (10)
   Proceeds from sale of property under
       operating leases . . . . . . . . . . . . . . .      4     1,255
   Acquisition of property and equipment . . . . . . .   (35)       (43)
   Proceeds from sale of property and equipment . . .     --          3
   Acquisition of equity, partnership and long-term
     investments . . . . . . . . . . . . . . . . . . .   (34)       (29)
   Proceeds from sale of equity, partnership and
     long-term investments . . . . . . . . . . . . . .    14         29
   Insurance premium paid increasing cash value . . .     (4)        (2)
                                                      -------    -------
       Net cash provided by
        investing activities. . . . . . . . . . . . .     341     4,230
                                                      -------    -------

Cash flows from financing activities:
   Dividends paid and partnership distributions. . . .   (352)     (222)
   Short-term debt borrowings. . . . . . . . . . . . . 33,000     6,750
   Short-term debt repayments. . . . . . . . . . . . .(33,500)   (8,750)
   Long-term debt borrowings . . . . . . . . . . . . . 10,489     9,516
   Long-term debt repayments . . . . . . . . . . . . .(12,953)  (14,486)
   Certificate borrowings. . . . . . . . . . . . . . .  1,826     1,796
   Certificate repayments. . . . . . . . . . . . . . . (1,176)   (1,458)
   Net change in customer deposits. . . . . . . . .      (104)        7
                                                      -------    -------
     Net cash used by financing activities. . . . . .  (2,770)   (6,847)
                                                      -------    -------
Net decrease in cash . . . . . . . . . . . . . . . . .   (475)     (936)
   Cash at beginning of year. . . . . . . . . . . . .   2,160     2,202
                                                      -------    -------
   Cash at end of quarter . . . . . . . . . . . . . . $ 1,685    $ 1,266
                                                      =======    =======

                  HORRIGAN AMERICAN, INC., AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


NOTE 1. UNAUDITED STATEMENTS
- - ----------------------------
   In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Horrigan American, Inc. as of March 31, 1994, and the results of its operations and cash flows for the three month periods ended March 31, 1994 and 1993.

   The accounting policies followed by the Company are set forth in note A to the Company's 1993 consolidated financial statements included in its 1993 Form 10-K, except for a new accounting policy with respect to loan impairment which is disclosed below.

Loan Impairment

   In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan. SFAS No. 114 requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. This statement excludes leases as defined in SFAS No. 13, Accounting for Leases.

   Effective January 1, 1994, the Company adopted SFAS No. 114. The cumulative effect of this change in the method of accounting for loan impairment is $0 to the 1994 consolidated statement of operations. The Company will recognize the change in present value by reporting the entire charge as bad-debt expense in the same manner in which impairment initially was recognized.

   In accordance with this statement, the Company's disclosures of the recorded investment in the loans for which impairment has been recognized, the total allowance for possible loan losses related to those impaired loans, and the allowance for possible lease and loan losses are recorded in the Company's Management Discussion of the Provision for Possible Lease and Loan Losses.

   Pursuant to the method under SFAS No. 5, which was applied in 1993 and prior years, payments were generally applied to the principal balance only when the loan was impaired. The Company would also record partial write-downs of impaired loans if a reasonable doubt existed as to the collectibility of the principal balance.

NOTE 2. EARNINGS PER COMMON SHARE
- - ---------------------------------
   Earnings per common share were computed using weighted average shares and dilutive stock options outstanding during each year and deducting preferred dividend requirements from net earnings. Earnings per common share assuming full dilution were not reported because dilution arising from the stock options is less than three percent.

   Following are details on the net earnings and number of shares used in the computation:
                                            Three Months Ended
                                                 March 31,
                                           --------------------
                                               1994        1993
                                               ----        ----
Net earnings . . . . . . . . . . . . . .   $780,000    $697,000
Dividends on preferred shares. . . . . .     (4,000)     (4,000)
                                           --------    --------
Net earnings applicable to common
   shares. . . . . . . . . . . . . . . .   $776,000    $693,000
                                           ========    ========
Weighted average common shares and
   dilutive stock options. . . . . . . .  3,113,814   3,301,124
                                          =========   =========
Net earnings per common share. . . . . .     $ 0.25       $0.21
                                          =========   =========

NOTE 3.  DIVIDENDS PER SHARE
- - ----------------------------
Following are details on dividends declared and paid:
                                          Three months ended
                                               March 31,
                                          ------------------
                                             1994      1993
                                             ----      ----
Dividends per preferred share. . . . . . .  $2.00     $2.00
Dividends per common share (1994 -
  3,111,766 and 1993 - 3,300,298
  shares outstanding on the
  declaration date). . . . . . . . . . . .  $ .10   $ .0575

NOTE 4.  CASH FLOW INFORMATION
- - ------------------------------
The following is the reconciliation of net earnings to net cash provided by operating activities for the three months ended:
                                                       March 31,    March 31,
(In thousands)                                           1994         1993
- - --------------                                           ----         ----
Net earnings . . . . . . . . . . . . . . . . . . .    $   780        $  697
Noncash expenses, revenues, losses and gains
   included in net earnings:
     Depreciation and amortization . . . . . . . .        386           443
     Excess of provision for income taxes
        over (under) income taxes paid . . . . . .        687           325
     Net change in prepaid expenses and payables .       (427)         (135)
     Decrease in income receivable . . . . . . . .          3           127
     Lease purchase options: cash received in
        excess of earned . . . . . . . . . . . . .        319           224
     Increase in interest payable. . . . . . . . .         90           104
     Gain on sale of marketable securities, finance and
        operating leases, property and equipment,
        and investments. . . . . . . . . . . . . .       (181)         (724)
     Provision for possible lease and loan losses.        188           450
     Equity loss in real estate partnerships
        and associated companies . . . . . . . . .         80           144
     Minority interest income  . . . . . . . . . .         29            26
                                                       ------        ------
     Net cash provided by operating activities . .     $1,954        $1,681
                                                       ======        ======

There were no noncash investing or financing activities for the three months ended March 31, 1994 and 1993.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Earnings

  The Company generated net earnings of $780,000 for the first three months of 1994 compared to net earnings of $697,000 for the same period a year ago. The components of these changes are discussed in the following sections.


Total Finance Revenues

  Commercial leasing and financing revenue was $4,226,000 for the first three months of 1994 compared to $3,878,000 for the first three months of 1993.

  This increase in total finance revenues is primarily due to a higher average outstanding balance of finance receivables, principally the result of an increase in total volume of new leases and loans generated through the Company's sales efforts and the acquisition of two portfolios of finance receivables during the second and third quarters of 1993. Net direct finance lease receivables and commercial finance receivables totalled $121,076,000 as of March 31, 1994, compared to $105,791,000 as of March 31, 1993.

  This increase in volume has reduced the negative impact of lower yields on the lease and loan portfolio. Lower yields result from both relatively lower interest rates which tend to depress the Company's lease and loan rates, and to the mix of the Company's newly acquired leases and loans, which has moved to higher transaction sizes where credit quality and rate sensitivity are believed to be higher.


Finance Revenue Margin

  Finance revenue margin represents the difference between total finance revenues and the amount the Company pays as interest on short-term borrowings and long-term debt allocated to finance receivables. The Company's finance revenue margin was $2,779,000 for the first three months of 1994 and $2,226,000 for the first three months of 1993.

  The Company's finance revenue margin increased $553,000, or 24.8% for the first three months of 1994 compared to the same period a year ago. Total finance revenues increased 9.0% in 1994 from 1993 and interest expense decreased 12.4% for the same period. The average interest rate at which the Company prices its products decreased 60 basis points to 13.48% in 1994 from 14.08% for the first three months of 1993. The average interest rate on the Company's borrowings decreased 125 basis points to 6.33% in 1994 from 7.58% for the first three months of 1993.

  The net increase in finance revenue margin was due to the purchase of two portfolios of finance receivables, during the second and third quarters of 1993, at a higher interest rate spread. However, the Company continues to market higher average balance commercial leasing and financing contracts, with lower yields to achieve improved asset quality and economies of operations which reduces its finance revenue margin. The Company's Asset and Liability Committee reviews this risk regularly and manages the matching of debt with these finance receivables.

Provision For Possible Lease and Loan Losses

  The provision for possible lease and loan losses decreased $262,000 (58.2%) to $188,000 for the first three months of 1994 compared to the same period a year ago. The following table details the components of the provision for possible lease and loan losses as of and for the three months ended March 31, 1994 and 1993.

(In thousands)
- - --------------
          Provision                                           Allowance
         for Possible                                        for Possible     Gross          Allowance
Qtr.      Lease and            Net Loss Experience              Lease       Investment          as a
Ended       Loan       -----------------------------------     and Loan         in           % of Gross
3/31       Losses      Charge-offs  Recoveries  Net Losses      Losses      Receivables      Receivables
- - -----    ------------  -----------  ----------  ----------      ------      -----------      -----------
1994       $  188         (358)         170         (188)        $5,438      $141,883           3.83
1993       $  450         (596)         221         (375)        $4,688      $124,518           3.76

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

   As of March 31, 1994, the Company allocated $290,000 of the allowance for possible lease and loan losses in anticipation of losses on certain individually significant accounts. No change was made to this allocated allowance from December 31, 1993.

   The recorded investment in the loans for which impairment has been recognized approximated $277,000 as of March 31, 1994. The total allowance for possible loan losses related to these impaired loans is $14,000 as of March 31, 1994.

    The Company's net charge-offs of commercial leasing and financing receivables decreased by $187,000, or 49.9%, for the first three months of 1994 compared to the same period a year ago. This decrease in net losses was the result of improved underwriting standards, improved adjusting procedures, aggressive use of legal remedies, strong remarketing efforts and a healthier economy.

   The Company continues to improve its asset quality and control the delinquency of receivables. The Company's tighter credit standards and more focused efforts within several market niches, have enhanced asset quality. In certain situations, larger down payments, additional security deposits, and/or shorter terms are now required. An asset review committee monitors the quality of the Company's assets. The Company's improved collection and adjusting procedures have resulted in effective control of delinquent receivables. Management believes the allowance for possible lease and loan losses is adequate to cover inherent credit losses.


Net Operating Lease Revenues

   Net operating lease revenues represent rents on real estate and equipment operating leases offset by related interest and depreciation expenses. Net operating lease revenues decreased $237,000 or 40.7% for the first three months of 1994 compared to the same period a year ago. Total operating lease revenues decreased $171,000 or 11.5% to $1,319,000. The decrease is due primarily to the sale of two properties in 1993, an increase in vacancies, and a reduction in lease arrearages collected on certain properties. Interest expense attributable to net operating lease revenues increased $56,000, or 8.8%. On December 31, 1993, loans from the Company to several partnerships were rolled into capital contributions to these partnerships. The corresponding interest incurred on this debt in 1994 is reflected as interest to fund real estate operating leases. In 1993, this interest was appropriately included in the Company's finance revenue margin. Depreciation expense attributable to net operating leases increased $10,000 primarily the result of an increase in equipment operating leases generated in the second quarter of 1993, offset by a decrease in depreciation on real estate operating leases due to the sale of two properties in 1993, and a lower basis for certain real estate properties due to a $488,000 write-down to fair value on December 31, 1993.

   The Company's principal objectives for its real estate business are to (1) manage its properties aggressively, maintaining asset integrity through appropriate capital expenditures, (2) accelerate paydown of the debt associated with those properties as available cash flow permits, (3) hold most assets for long-term investment until commercial real estate market conditions improve at which time(s) the Company may (4) consider the selective sale of individual properties or groups of properties, and (5) deliberately increase investment in real estate through selected acquisitions of income producing properties.

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

   The commercial real estate business is subject to several risks which management reviews on a regular basis. These risks are identified below with the status of each as of March 31, 1994:

         1.   Credit risks.

              There are various levels of credit risks inherent in the Company's rent receivables. A total of $39,000 of rents were thirty or more days past due of which $34,100 represents amounts due from two tenants in two properties.

         2. General market conditions nationally or within specific geographic areas.

              The Company is maintaining an ownership interest, ranging from 10% to 100%, in 41 real estate properties with an original cost of $63,878,000 in the following states, with the percentage of concentration indicated in parenthesis: Pennsylvania (30%), Florida (27%), New Jersey (14%), Ohio (10%) and other (19%).

         3. Greater difficulty in releasing or selling special purpose buildings.

              The Company's special purpose buildings include three day-care facilities and one nursing home. None are presently for sale and all are fully occupied. The Company also owns and manages three limited service hotels.

         4.   Vacancies.

              There were partial vacancies in eight real estate projects and full vacancy in one real estate project which may require additional cash from the Company until the properties are substantially leased. Management is actively pursuing new tenants for these properties.

         5.   Property repairs and improvements.

              Preservation of the quality and value of commercial real estate properties requires that repairs and improvements occur regularly. In a majority of the Company's properties, the obligation to incur such expenditures has been passed to the tenants. Provided the tenants have the financial resources to comply, the Company is able to avoid or defer this responsibility. In other cases, the responsibility is retained by the Company, and repairs and improvements are funded out of current operating lease cash flows or through cash reserves; and if necessary through increased investments or additional borrowings. It is estimated that, not including potential American Disabilities Act ("ADA") requirements as discussed below, up to approximately $881,000 of improvements may be made within the next twelve months.

              The timing and amount of repairs or improvements is determined by the operating history and present level of operating lease revenue levels of the property, by the Company's plans for a property (such as a sale, lease, or renovation), and in some cases by regulatory directives. In 1992, the ADA was passed, requiring the improvement of many properties under certain conditions in order to accommodate the needs of the physically disabled. In certain of the Company's properties, meeting ADA requirements will necessitate improvements at various times. The Company has not finalized its plans in light of these requirements but estimates that improvements will not be material relative to the cost of the property.

         6. Inability to obtain the extension or replacement of existing mortgage loans as they mature.

              The extensions or replacement of existing mortgage loans as they come due continue to involve a higher degree of risk in the current and reasonably foreseeable environment than was previously the case. Such loans, when available, are frequently at lower loan amounts. During the next twelve months, approximately $1,918,000 of third party mortgage debt will come due and will require negotiation or replacement financing. It is expected that a substantial portion of this debt will be renegotiated for extended terms with existing lenders. To the extent any such debt is not extended in maturity, the Company expects to seek funding from other lenders or provide funding internally, if necessary.

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

              In general, condition's affecting the value of individual properties can change from period to period. Conditions include an extremely wide variety of factors outside the control of the Company. In the case of many of the Company's real estate operating leases, a change in conditions can also include the early termination of a favorable lease caused by a tenant's financial difficulties or the modification of such a lease arising out of the negotiation of a new lease with a tenant. The Company is presently in negotiations involving several of its properties, any of which may result in lower operating lease revenues in future periods.

              During the first three months of 1994, there were no additional properties believed to have an estimated current fair value materially below book value. Future changes to the property valuations may be necessary if any condition differs substantially from the assumptions used in developing current valuations.


Other Operating Revenues

         Other operating revenues decreased $406,000, or 41.5% to $572,000 for the first three months of 1994 compared to the same period a year ago. Customer service fees decreased $15,000 primarily due to a continued reduction in insurance premiums earned as a result of the discontinuance of the lease insurance program and fewer late charges were earned. Management income increased $3,000. Furniture and equipment sales increased $28,000 due to increased volume in the modular furniture business. The Company's share of losses in unconsolidated real estate partnerships decreased $63,000 primarily due to an increase in revenues generated by three partnerships. Gain on sale of debt and equity securities decreased $413,000. The Company had no sales of securities in the first three months of 1994. Other income decreased $72,000. Other income for the first three months of 1993 included a gain of $140,000 from the sale of a building.

Operating Expenses

         Operating expenses decreased $7,000 (0.3%) to $2,215,000 for the first three months of 1994 compared to the same period a year ago. Salaries, related taxes, and employee benefits increased $63,000 (5.5%) due to an increase in incentive compensation. Depreciation and amortization decreased $67,000 (39.4%) primarily due to a continued reduction in lease insurance expense due to the discontinuance of this program in 1992. In 1993, depreciation and amortization included the write-off of deferred costs of approximately $24,000 associated with a mortgage which was subsequently refinanced. All remaining expenses decreased $3,000 (.3%).


Provision for Income Taxes

         Income taxes for the first three months of 1994 were $485,000 compared to $392,000 for the comparable period a year ago. The effective income tax rates for the first three months of 1994 and 1993 were 37.5% and 35.2%, respectively. Income taxes for 1994 increased due to higher pre-tax income.


Net Investment in Finance Receivables and Property under Operating Leases

         Net direct finance lease receivables and commercial finance receivables totalled $121,076,000 as of March 31, 1994 compared to $122,144,000 as of December 31, 1993, a net decrease of $1,068,000 for the three months. Property under operating leases, net of accumulated depreciation, decreased $254,000, resulting from normal depreciation.

         The decrease in finance receivables was not in accordance with the Company's growth plans. The Company's sales efforts have generated a larger volume of new leases and loans in 1994 due to increased penetration into focus markets, while maintaining its policy of tight credit standards. However, the increase in volume did not offset the decline in finance receivables from payoffs and the collection of receivables and rents. Future originations will be dependent to a large extent upon economic conditions and the Company's ability to sell services in a continuing competitive market environment. The Company has expanded its marketing divisions through the acquisition of Golf Capital Corporation ("GCC") for $541,000 on March 31, 1994. GCC will provide leasing and lending services to the country club and golf course industry. Also, on May 6, 1994, the Company signed a letter of intent to purchase, at a premium of approximately $484,000, all of the outstanding shares of a leasing company with total assets of $15,734,000 as of March 31, 1994. The Company continues to look for opportunities to acquire portfolios of leases and loans which will compliment the Company's existing finance receivables.

         The change in property under operating leases is in accordance with management strategy. Due principally to the reduced availability of mortgage debt financing and the illiquidity in most commercial real estate markets (including those in which the Company owns properties), the Company, at the present time, is primarily holding its assets for investment purposes, except in limited circumstances, since the Company ceased acquiring properties in 1991. Purchases of real estate assets are being considered since certain market conditions have improved. Sales are considered at various times depending on such factors as pricing, capital needs, and tenant interests.

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

         Net cash provided by operating activities was $1,954,000 for the three months ended March 31, 1994 compared to $1,681,000 for the same period a year ago.

         The Company's direct finance lease receivables and equipment operating leases are funded primarily with unsecured senior debt. The Company generally attempts to match new leases with borrowings of like maturity and amount in which the interest rate is fixed at the time of the borrowing. Additionally, the Company borrows term debt with varying maturities and short-term floating interest rate debt, and uses Subordinated Investment Certificate debt. The Company's commercial finance receivables are similarly match funded by various forms of unsecured senior debt and Subordinated Investment Certificate debt. The Company has unused lines of credit totalling $61,251,000 as of March 31, 1994. (See "Capital Resources").

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


Capital Resources

         Future growth of the Company will depend in significant measure on its ability to obtain additional lines of credit and other financing, the continued sale of Subordinated Investment Certificates, the sale of equity interests in real estate partnerships and continued profitability. As of March 31, 1994, the Company had the following debt structure:

                                             Debt Outstanding and
                                         Availability/Lines of Credit
                                   --------------------------------------
                                       Total
(In thousands)                     Availability       In Use       Unused
- - --------------                     ------------       ------       ------
Short-Term Borrowings:
  Investment Certificate . . . . .  $     --       $  3,535       $    --
  Fixed Rate . . . . . . . . . . .    29,799         12,000        17,799
  Floating Rate. . . . . . . . . .     5,000          1,000         4,000
                                    --------       --------       -------
     Sub-Total . . . . . . . . . .    34,799         16,535        21,799
                                    --------       --------       -------
Long-Term Debt:
Recourse
  Investment Certificate . . . . .        --         25,884            --
  Junior Subordinated Debt . . . .        --            103            --
  Unsecured Funding Program. . . .    86,909         47,457        39,452
  Fixed Rate . . . . . . . . . . .    13,701         13,701            --
  Term Loan. . . . . . . . . . . .        --            277            --
  Real Estate Mortgages. . . . . .        --          5,046            --

Nonrecourse
  Real Estate Mortgages. . . . . .        --         18,237            --
  Other . . . . . . . .. . . . . .        --             66            --
                                    --------       --------       -------
     Sub-Total . . . . . . . . . .   100,610        110,771        39,452
                                    --------       --------       -------
TOTAL DEBT . . . . . . . . . . . .                 $127,306
TOTAL AVAILABILITY . . . . . . . .  $135,409       ========       $61,251
                                    ========                      =======

    Total stockholders' equity increased by $210,000 from December 31, 1993 to March 31, 1994 due primarily to the retention of earnings ($780,000) offset by the payment of dividends ($315,000) and a decrease in net unrealized holding gains for available-for-sale securities ($255,000).

    In the opinion of management, the Company's capital resources are sufficient under present circumstances to satisfy its capital requirements based upon present asset growth projections, current leverage, continued profitability and historic ability to secure new sources of borrowings.

                         PART II - OTHER INFORMATION



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibit 27 - Financial Data Schedule.

B. There were no reports on Form 8-K was filed for the three months ended March 31, 1994.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     HORRIGAN AMERICAN, INC.
                                     -----------------------
                                          (Registrant)




                                     s/ Arthur A. Haberberger
                                     ------------------------
                                     Arthur A. Haberberger
                                     President and
                                     Chief Executive Officer
Date: May 11, 1994                   (Principal Executive Officer)



                                     s/ Robert Ordway
                                     ------------------------
                                     Robert Ordway
                                     Senior Vice President
Date: May 11, 1994                   (Principal Financial and
                                      Accounting Officer

                    EXHIBIT 27 - FINANCIAL DATA SCHEDULE

     This schedule contains summary financial information extracted from Horrigan American, Inc. and Subsidiaries and is qualified in its entirety by reference to such financial statements.


                 Appendix A to Item 601(c) of Regulation S-K
                     Commercial and Industrial Companies
                         Article S of Regulation S-X


Item Number   Item Description                                      Amounts
- - -----------   ----------------                                      -------
5-02(1)       cash and cash items                                $1,685,000
5-02(2)       marketable securities                               2,312,000
5-02(3)(a)(1) notes and accounts receivable trade               126,514,000
5-02(4)       allowances for doubtful accounts                    5,438,000
5-02(6)       inventory                                                 N/A
5-02(9)       total current assets                                      N/A
5-02(13)      property, plant and equipment                      41,751,000
5-02(14)      accumulated depreciation                            8,109,000
5-02(18)      total assets                                      162,788,000
5-02(21)      total current liabilities                                 N/A
5-02(22)      bonds, mortgages and similar debt                 127,306,000
5-02(28)      preferred stock - mandatory redemption                    N/A
5-02(29)      preferred stock - no mandatory redemption             195,000
5-02(30)      common stock                                        3,112,000
5-02(31)      other stockholders' equity                         25,560,000
5-02(32)      total liabilities and stockholders' equity        162,788,000
5-03(b)1(a)   net sales of tangible products                        172,000
5-03(b)1      total revenues                                      5,945,000
5-03(b)2(a)   cost of tangible goods sold                               N/A
5-03(b)2      total costs and expenses applicable to sales
                 and revenues                                     2,498,000
5-03(b)3      other costs and expenses                                  N/A
5-03(b)5      provision for doubtful accounts and notes             188,000
5-03(b)(8)    interest and amortization of debt discount          2,137,000
5-03(b)(10)   income before taxes and other items                 1,294,000
5-03(b)(11)   income tax expense                                    485,000
5-03(b)(14)   income/loss continuing operations                     780,000
5-03(b)(15)   discontinued operations                                   N/A
5-03(b)(17)   extraordinary items                                       N/A
5-03(b)(18)   cumulative effect - changes in accounting
                 principles                                               0
5-03(b)(19)   net income or loss                                    780,000
5-03(b)(20)   earnings per share - primary                             0.25
5-03(b)(20)   earnings per share - fully diluted                       0.25