Form 10-Q
period 1994-06-30
HORRIGAN AMERICAN INC
filed 1994-08-12
CIK 716801

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549




                                   FORM 10-Q


        [ x ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1994
                                                -------------
       [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the transition period from             to
                                        -----------    --------------
                        Commission file number 2-82551
                                               -------

                            HORRIGAN AMERICAN, INC.
                            -----------------------
            (Exact name of registrant as specified in its Charter)


      Pennsylvania                                23-2224614
- - ------------------------                          ----------
(State of Incorporation)                         (I.R.S. Employer
                                                  Identification No.)


6 Commerce Drive
Shillington, Pennsylvania 19607-9704                  19612-3428
- - ------------------------------------                  ----------
(Address of Principal                                 (Zip Code)
  Executive Offices)


Registrant's telephone number, including area code:   (610) 775-5199
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

                    YES     X                  NO
                          -----                    -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                                Outstanding at July 31, 1994
- - ----------------------------                     ----------------------------
Common Stock - $1 par value                      3,111,766 Shares

                              TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION

Consolidated Balance Sheets:
  June 30, 1994 (Unaudited) and December 31, 1993. . . .      2

Unaudited Consolidated Statements of Operations:
  Six Months Ended June 30, 1994 and 1993. . . . . . . .      3
  Three Months Ended June 30, 1994 and 1993. . . . . . .      4

Unaudited Consolidated Statements of Cash Flows
  Three Months Ended June 30, 1994 and 1993. . . . . . .      5

Notes to Unaudited Consolidated Financial Statements . .      6

Management's Discussion and Analysis of Financial
Condition and Results of Operations. . . . . . . . . . .      9


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K. . . . . . . .     18

Signatures . . . . . . . . . . . . . . . . . . . . . . .     19

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

                   HORRIGAN AMERICAN, INC., AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS


                                                        June 30,  December 31,
                                                          1994       1993
(In thousands)                                         (Unaudited) (Audited)
 ------------                                          ----------- ---------
Cash. .. . . . . . . . . . . . . . . . . . . . . . .   $  2,037    $  2,160
Debt and equity securities . . . . . . . . . . . . .      2,361       2,697
Net investment in finance receivables. . . . . . . .    141,752     122,144
Equity investments in real estate
   partnerships . . . . . . . . . . . . . . . . . . .       131          (8)
Property under operating leases, net. . . . . . . . .    31,376      31,631
Property and equipment, net . . . . . . . . . . . . .     2,301       2,301
Other assets . . . . . . . . . . . . . . . . . . . .      4,243       4,028
                                                       --------    --------
                                                       $184,201    $164,953
                                                       ========    ========


                         LIABILITIES AND STOCKHOLDERS' EQUITY


Short-term borrowings. . . . . . . . . . . . . . . . .  $ 23,109   $ 16,305
Accounts payable and accrued expenses. . . . . . . . .     5,572      4,244
Customer deposits. . . . . . . . . . . . . . . . . . .     2,536      2,188
Long-term debt:
  Recourse . . . . . . . . . . . . . . . . . . . . . .   104,558     94,880
  Nonrecourse. . . . . . . . . . . . . . . . . . . . .    18,179     18,435
                                                        --------    -------
    Total Liabilities. . . . . . . . . . . . . . . . .   153,954    136,052
                                                         --------    -------
Minority interest. . . . . . . . . . . . . . . . . . .       239        244
                                                         --------    -------
Stockholders' equity:
  Preferred stock, $100 par value: 8% noncumulative,
    nonvoting: authorized 20,000 shares; issued
    and outstanding 1,952 shares in 1993 . . . . . . .        --        195
  Common stock, $1 par value; authorized
    10,000,000 shares; issued and
    outstanding 3,111,766 shares
    in 1994 and 1993. . . . . . . . . . . . . . . . .      3,112      3,112
  Net unrealized holding gains for available-for-
    sale securities . . . . . . . . . . . . . . . . .      1,221      1,374
  Retained earnings. . . . . . . . . . . . . . . . . .    25,675     23,976
                                                         --------   --------
       Total Stockholders' Equity. . . . . . . . . . .    30,008     28,657
                                                         --------   --------
                                                         $184,201   $164,953
                                                         ========   ========

                   HORRIGAN AMERICAN, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                                  (UNAUDITED)


(In thousands, except per share amounts)                 1994         1993
- - ----------------------------------------                 ----         ----
Finance revenues:
   Commercial leasing and financing revenues . . . . .$ 8,882      $ 8,099
   Interest expense. . . . . . . . . . . . . . . . . .  3,062        3,230
                                                       -------      -------
       Finance revenue margin. . . . . . . . . . . . .  5,820        4,869
   Provision for possible lease and loan losses. . . .    559          833
                                                       -------      -------
       Finance revenues after provision for possible
         lease and loan losses . . . . . . . . . . . .  5,261        4,036
                                                       -------      -------
Operating lease revenues:
   Rents on real estate operating leases . . . . . . .  2,683        2,816
   Rents on equipment operating leases . . . . . . . .     85           54
                                                       -------      -------
       Total operating lease revenues. . . . . . . . .  2,768        2,870
   Interest expense. . . . . . . . . . . . . . . . . .  1,376        1,270
   Depreciation. . . . . . . . . . . . . . . . . . . .    578          560
                                                       -------      -------
       Net operating lease revenues. . . . . . . . . .    814        1,040
                                                       -------      -------
Other operating revenues:
   Customer service fees . . . . . . . . . . . . . . .    566          607
   Management and broker income. . . . . . . . . . . .    182          103
   Furniture and equipment sales, net of cost
     of goods sold . . . . . . . . . . . . . . . . . .    409          318
   Equity income (loss) in real estate partnerships. .    747         (153)
   Gain on sale of debt and equity securities. . . . .     30          413
   Other income. . . . . . . . . . . . . . . . . . . .    260          285
                                                       -------      -------
       Total other operating revenues. . . . . . . . .  2,194        1,573
                                                       -------      -------
Operating expenses:
   Salaries and employee benefits. . . . . . . . . . .  2,481        2,237
   Depreciation and amortization . . . . . . . . . . .    209          307
   Other taxes . . . . . . . . . . . . . . . . . . . .    369          329
   Credit and collection . . . . . . . . . . . . . . .    129          169
   Other expenses. . . . . . . . . . . . . . . . . . .  1,392        1,356
                                                       -------      -------
       Total operating expenses. . . . . . . . . . . .  4,580        4,398
                                                       -------      -------
Earnings before income taxes and
  minority interest. . . . . . . . . . . . . . . . . .  3,689        2,251
   Income tax provision. . . . . . . . . . . . . . . .  1,412          816
                                                       -------      -------
Earnings before minority interest. . . . . . . . . . .  2,277        1,435
   Minority interest income. . . . . . . . . . . . . .    (73)         (45)
                                                       -------      -------
Net earnings . . . . . . . . . . . . . . . . . . . . .$ 2,204      $ 1,390
                                                       =======      =======
Net earnings per common share. . . . . . . . . . . . .$  0.71      $  0.42
                                                       =======      =======

                   HORRIGAN AMERICAN, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED JUNE 30, 1994 AND 1993
                                  (UNAUDITED)


(In thousands, except per share amounts)                 1994         1993
- - ----------------------------------------                 ----         ----
Finance revenues:
   Commercial leasing and financing revenues . . . . .$ 4,656      $ 4,221
   Interest expense. . . . . . . . . . . . . . . . . .  1,615        1,578
                                                      -------      -------
       Finance revenue margin. . . . . . . . . . . . .  3,041        2,643
   Provision for possible lease and loan losses. . . .    371          383
                                                      -------      -------
       Finance revenues after provision for possible
         lease and loan losses . . . . . . . . . . . .  2,670        2,260
                                                      -------      -------
Operating lease revenues:
   Rents on real estate operating leases . . . . . . .  1,401        1,338
   Rents on equipment operating leases . . . . . . . .     48           42
                                                      -------      -------
       Total operating lease revenues. . . . . . . . .  1,449        1,380
   Interest expense. . . . . . . . . . . . . . . . . .    686          636
   Depreciation. . . . . . . . . . . . . . . . . . . .    295          287
                                                      -------      -------
       Net operating lease revenues. . . . . . . . . .    468          457
                                                      -------      -------
Other operating revenues:
   Customer service fees . . . . . . . . . . . . . . .    297          323
   Management and broker income. . . . . . . . . . . .    131           55
   Furniture and equipment sales, net of cost
     of goods sold . . . . . . . . . . . . . . . . . .    237          174
   Equity income (loss) in real estate partnerships. .    818          (19)
   Gain on sale of debt and equity securities. . . . .     30           --
   Other income. . . . . . . . . . . . . . . . . . . .    109           62
                                                      -------      -------
       Total other operating revenues. . . . . . . . .  1,622          595
                                                      -------      -------
Operating expenses:
   Salaries and employee benefits. . . . . . . . . . .  1,279        1,098
   Depreciation and amortization . . . . . . . . . . .    106          137
   Other taxes . . . . . . . . . . . . . . . . . . . .    178          159
   Credit and collection . . . . . . . . . . . . . . .     67           77
   Other expenses. . . . . . . . . . . . . . . . . . .    735          705
                                                      -------      -------
       Total operating expenses. . . . . . . . . . . .  2,365        2,176
                                                      -------      -------
Earnings before income taxes and
  minority interest. . . . . . . . . . . . . . . . . .  2,395        1,136
   Income tax provision. . . . . . . . . . . . . . . .    927          424
                                                      -------      -------
Earnings before minority interest. . . . . . . . . . .  1,468          712
   Minority interest income. . . . . . . . . . . . . .    (44)         (19)
                                                      -------      -------
Net earnings . . . . . . . . . . . . . . . . . . . . .$ 1,424      $   693
                                                      =======      =======
Net earnings per common share. . . . . . . . . . . . .$  0.46      $  0.21
                                                      =======      =======

                   HORRIGAN AMERICAN, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX M0NTHS ENDED JUNE 30, 1994 AND 1993
                                  (UNAUDITED)


(In thousands)                                            1994       1993
- - --------------                                            ----       ----
Cash flows from operating activities:
   Finance revenues received . . . . . . . . . . . . .$ 7,771      $ 7,117
   Rentals and other cash received . . . . . . . . . .  4,814        4,828
   Lease purchase options received . . . . . . . . . .  1,489        1,181
   Dividends received. . . . . . . . . . . . . . . . .     10           16
   Interest paid . . . . . . . . . . . . . . . . . . . (4,435)      (4,550)
   Cash paid to suppliers and employees. . . . . . . . (5,792)      (4,629)
   Income taxes paid . . . . . . . . . . . . . . . . .   (464)        (736)
                                                      -------      -------
     Net cash provided by operating activities
        (Note 4) . . . . . . . . . . . . . . . . . . .  3,393        3,227
                                                      -------      -------
Cash flows from investing activities:
   Originations and purchases of finance receivables .(47,278)     (34,826)
   Principal collections of finance receivables. . . . 39,462       35,376
   Acquisitions (net of cash received) . . . . . . . . (4,053)      (3,786)
   Acquisition of debt and equity securities . . . . .    (40)          --
   Proceeds from sale of debt and equity securities. .    175          606
   Acquisition of property under operating leases. . .   (338)        (300)
   Proceeds from sale of property under
       operating leases. . . . . . . . . . . . . . . .      5        1,258
   Acquisition of property and equipment . . . . . . .    (92)         (65)
   Proceeds from sale of property and equipment. . . .      1            3
   Acquisition of equity, partnership and long-term
     investments . . . . . . . . . . . . . . . . . . .    (40)         (50)
   Proceeds from sale of equity, partnership and
     long-term investments . . . . . . . . . . . . . .    678           50
   Insurance premium paid increasing cash value. . . .    (10)          (8)
                                                      -------      -------
       Net cash provided by (used by)
        investing activities . . . . . . . . . . . . .(11,530)      (1,742)
                                                      -------      -------
Cash flows from financing activities:
   Issuance of common stock. . . . . . . . . . . . . .     --            2
   Dividends paid and partnership distributions. . . .   (583)        (278)
   Acquisition of treasury stock . . . . . . . . . . .     --         (179)
   Acquisition of preferred stock. . . . . . . . . . .   (195)          --
   Short-term debt borrowings. . . . . . . . . . . . . 78,100       25,250
   Short-term debt repayments. . . . . . . . . . . . .(79,100)     (23,985)
   Long-term debt borrowings . . . . . . . . . . . . . 35,980       29,659
   Long-term debt repayments . . . . . . . . . . . . .(26,797)     (32,165)
   Certificate borrowings. . . . . . . . . . . . . . .  3,410        3,310
   Certificate repayments. . . . . . . . . . . . . . . (2,519)      (3,182)
   Net change in customer deposits . . . . . . . . . .   (282)        (140)
                                                      -------      -------
     Net cash used by financing activities . . . . . .  8,014       (1,708)
                                                      -------      -------
Net decrease in cash . . . . . . . . . . . . . . . . .   (123)        (223)
   Cash at beginning of year . . . . . . . . . . . . .  2,160        2,202
                                                      -------      -------
   Cash at end of quarter. . . . . . . . . . . . . . .$ 2,037      $ 1,979
                                                      =======      =======

                   HORRIGAN AMERICAN, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1. UNAUDITED STATEMENTS

       In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Horrigan American, Inc. as of June 30, 1994, and the results of its operations and cash flows for the three month and six month periods ended June 30, 1994 and 1993.

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

       Following are details on the net earnings and number of shares used in the computation:

                                                                        Six Months Ended                   Three Months Ended
                                                                             June 30,                           June 30,
                                                                        ----------------                   ------------------
                                                                        1994           1993                1994           1993
                                                                        ----           ----                ----           ----
Net earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . $2,204,000     $1,390,000          $1,424,000       $693,000
Dividends on preferred shares . . . . . . . . . . . . . . . . . .     (8,000)        (8,000)             (4,000)        (4,000)
                                                                  ----------     ----------          ----------       --------
Net earnings applicable to common
   shares . . . . . . . . . . . . . . . . . . . . . . . . . . . . $2,196,000     $1,382,000          $1,420,000       $689,000
                                                                  ==========     ==========          ==========       ========
Weighted average common shares and
   dilutive stock options . . . . . . . . . . . . . . . . . . . . $3,113,814     $3,310,205          $3,113,814     $3,318,595
                                                                  ==========     ==========          ==========     ==========
Net earnings per common share . . . . . . . . . . . . . . . . . .     $ 0.71          $0.42               $0.46          $0.21
                                                                      ======          =====               =====          =====

NOTE 3.  DIVIDENDS PER SHARE
- - ----------------------------
Following are details on dividends declared and paid:
                                       Six months ended    Three Months Ended
                                            June 30,             June 30,
                                       ----------------    ------------------
                                       1994      1993        1994      1993
                                       ----      ----        ----      ----
Dividends per preferred share . . . . $4.00     $4.00       $2.00     $2.00
Dividends per common share. . . . . . $0.16   $0.0575       $0.06     $  --

NOTE 4.  CASH FLOW INFORMATION
- - ------------------------------
The following is the reconciliation of net earnings to net cash provided by operating activities for the six months ended:
                                                   June 30,      June 30,
(In thousands)                                       1994          1993
- - --------------                                       ----          ----
Net earnings . . . . . . . . . . . . . . . . . .    $2,204        $1,390
Noncash expenses, revenues, losses and gains
 included in net earnings:
  Depreciation and amortization. . . . . . . . .       787           867
  Excess of provision for income taxes
     over (under) income taxes paid  . . . . . .       948            80
  Net change in prepaid expenses and payables. .      (664)           32
  Decrease in income receivable. . . . . . . . .      (113)          170
  Lease purchase options: cash received in
     excess of earned. . . . . . . . . . . . . .       980           691
  Increase in interest payable . . . . . . . . .         3           (50)
  Gain on sale of marketable securities, finance and
     operating leases, property and equipment,
     and investments . . . . . . . . . . . . . .      (651)       (1,004)
  Provision for possible lease and loan losses .       559           833
  Equity (income) loss in real estate partnerships
     and associated companies. . . . . . . . . .      (733)          173
  Minority interest income . . . . . . . . . . .        73            45
                                                    ------        ------
  Net cash provided by operating activities. . .    $3,393        $3,227
                                                    ======        ======

The following is a schedule of noncash investing and financing activities for the six months ended:
                                                        June 30,   June 30,
(In thousands)                                            1994       1993
- - --------------                                            ----       ----
Acquisitions:
   Net investment in finance receivables . . . . . . .   $9,638   $12,307
   Other assets. . . . . . . . . . . . . . . . . . . .       67        87
   Short-term debt assumed . . . . . . . . . . . . . .   (7,000)   (4,985)
   Long-term debt assumed. . . . . . . . . . . . . . .       --    (5,656)
   Security deposits assumed . . . . . . . . . . . . .     (630)   (1,392)
   Other liabilities assumed . . . . . . . . . . . . .   (1,365)     (361)
   Deferred income taxes assumed . . . . . . . . . . .     (710)       --
   Goodwill. . . . . . . . . . . . . . . . . . . . . .      152        --
   Long-term debt obligation . . . . . . . . . . . . .     (152)       --

Investment interest in real estate partnership
  received from minority interest in payment
  of commercial loan receivables . . . . . . . . . . .   $   --  $    397


NOTE 5.  ACQUISITION
- - --------------------
   On June 1, 1994, the Company purchased all of the capital stock of American Capital Leasing Corporation ("ACL"), whose principal business consists of financing and leasing equipment.

   The Company paid the estimated purchase price of $3,936,000 in cash on June 1, 1994. The final purchase price is to be determined by a post-closing audit within ninety days, based principally on the book value of the common stock multiplied by a factor of 109.5%, less a credit on account of ACL's deferred tax liability.

   The acquisition has been accounted for as a purchase and, accordingly, the results of operations of ACL have been included in the Company's consolidated financial statements since the acquisition date.

   The following unaudited pro forma financial information for six months ended June 30, 1994 presents the combined results of operations of the Company and ACL as if the acquisition had occurred as of the beginning of 1994. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and ACL constituted a single entity during this period.

   Commercial leasing and financing revenues . . . . . $9,484,000
   Net earnings. . . . . . . . . . . . . . . . . . . . $2,205,000
   Earnings per share. . . . . . . . . . . . . . . . .      $0.71

   In conjunction with the Company's acquisition of ACL, ACL recorded a total pre-tax loss of $96,000 for the five months ended May 31, 1994 (consisting of a non-recurring pre-tax charge of $400,000 and normal pre-tax operating earnings of $304,000). The non-recurring pre-tax charge recorded by ACL was for an expense accrual in conjunction with this transaction. This adjustment is not reflected in the above pro-formas because it is considered to be non-recurring. Also, the pro forma adjustments for five months records premium expense and additional interest expense, and a provision for income taxes for the conversion of ACL from an S corporation to a C corporation.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net Earnings

   The Company generated net earnings of $2,204,000 for the first six months of 1994 compared to net earnings of $1,390,000 for the same period a year ago. Net earnings of $1,424,000 were reported for the second quarter of 1994 compared to net earnings of $693,000 for the second quarter of 1993. The components of these changes are discussed in the following sections.


Total Finance Revenues

   Commercial leasing and financing revenues were $8,882,000 for the first six months of 1994 compared to $8,099,000 for the first six months of 1993, resulting in a 9.7% increase. Commercial leasing and financing revenues increased 10.3% to $4,656,000 for the second quarter of 1994 compared to $4,221,000 for the second quarter of 1993.

   This increase in total finance revenues is primarily due to a higher average outstanding balance of finance receivables, principally the result of an increase in total volume of new leases and loans generated through the Company's sales efforts and the acquisition of three portfolios of finance receivables (during the second and third quarters of 1993 and the second quarter of 1994). Net direct finance lease receivables and commercial finance receivables totalled $141,752,000 as of June 30, 1994, compared to $123,652,000 as of June 30, 1993.

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


Finance Revenue Margin

   Finance revenue margin represents the difference between total finance revenues and the amount the Company pays as interest on short-term borrowings and long-term debt allocated to finance receivables. The Company's finance revenue margin was $5,820,000 for the first six months of 1994 and $4,869,000 for the first six months of 1993.

   The Company's finance revenue margin increased $951,000 (19.5%) for the first six months of 1994 compared to the same period a year ago. Total finance revenues increased 9.7% in 1994 from 1993 and interest expense decreased 5.2% for the same period. The average interest rate at which the Company prices its products decreased 69 basis points to 13.62% in 1994 from 14.31% for the first six months of 1993. The average interest rate on the Company's borrowings decreased 85 basis points to 6.39% in 1994 from 7.24% for the first six months of 1993.

   The Company's finance revenue margin increased $398,000 (15.1%) for the second quarter of 1994 compared to the same period of 1993. The average interest rate at which the Company prices its products decreased 78 basis points to 13.74% in 1994 from 14.53% for the second quarter of 1993. The average interest rate on the Company's borrowings decreased 49 basis points to 6.44% in 1994 from 6.93% for the second quarter of 1993.

   The net increase in finance revenue margin was due to the purchase of three portfolios of finance receivables, at a higher interest rate spread. However, the Company continues to market higher average balance commercial leasing and financing contracts, with lower yields to achieve improved asset quality and economies of operations which reduces its finance revenue margin. The Company's Asset and Liability Committee reviews this risk regularly and manages the matching of debt with these finance receivables.


Provision For Possible Lease and Loan Losses

   The provision for possible lease and loan losses decreased $274,000
(32.9%) to $559,000 for the first six months of 1994 compared to the same period a year ago. The provision for possible lease and loan losses for the second quarter of 1994 decreased $12,000 (3.1%) compared to the same period a year ago. The following table details the components of the provision for possible lease and loan losses as of and for the six months and quarters ended June 30, 1994 and 1993.

(In thousands)
- - --------------
                                Provision                                                   Allowance
                              for Possible                                                for Possible    Gross      Allowance
                               Lease and            Net Loss Experience                      Lease      Investment     as a
                                  Loan      -----------------------------------  Acquired   and Loan       in        % of Gross
                                 Losses     Charge-offs  Recoveries  Net Losses  Allowance   Losses     Receivables  Receivables
                                 ------     -----------  ----------  ----------  ---------   ------     -----------  -----------
SIX MONTHS ENDED JUNE 30
- - ------------------------
1994                                $  559        (800)        388        (412)    214(A)       $5,800     $166,311         3.49
1993                                $  833      (1,239)        556        (683)    702(A)       $5,464     $145,152         3.76

QUARTER ENDED JUNE 30
- - ---------------------
1994                                $  371        (442)         218       (224)    214(A)       $5,800
1993                                $  383        (643)         335       (308)    702(A)       $5,464

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

    As of June 30, 1994, the Company allocated $40,000 of the allowance for possible lease and loan losses in anticipation of losses on certain individually significant accounts. This allocated allowance decreased $250,000 from December 31, 1993.

    The recorded investment in the loans for which impairment has been recognized approximated $217,000 as of June 30, 1994. The total allowance for possible loan losses related to these impaired loans is $11,000 as of June 30, 1994.

    The Company's net charge-offs of commercial leasing and financing receivables decreased $271,000 (39.7%), for the first six months of 1994 compared to the same period a year ago. The Company's net charge-offs of commercial leasing and financing receivables decreased $84,000 (27.3%), for the second quarter of 1994 compared to the same period a year ago. This decrease in net losses was the result of improved underwriting standards, improved adjusting procedures, aggressive use of legal remedies, strong remarketing efforts and a healthier economy.

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


Net Operating Lease Revenues

    Net operating lease revenues represent rents on real estate and equipment operating leases offset by related interest and depreciation expenses. Net operating lease revenues decreased $226,000 (21.7%) for the first six months of 1994 compared to the same period a year ago. Total operating lease revenues decreased $102,000 (3.6%) to $2,768,000. The decrease is due primarily to the sale of two properties in 1993. Interest expense attributable to net operating lease revenues increased $106,000 (8.3%). On December 31, 1993, loans from the Company to several partnerships were rolled into capital contributions to these partnerships. The corresponding interest incurred on this debt in 1994 is reflected as interest to fund real estate operating leases. In 1993, this interest was appropriately included in the Company's finance revenue margin. Depreciation expense attributable to net operating leases increased $18,000 (3.2%) primarily the result of an increase in equipment operating leases, offset by a decrease in depreciation on real estate operating leases due to the sale of two properties in 1993, and a lower basis for certain real estate properties due to a $488,000 write-down to fair value on December 31, 1993.

    Net operating lease revenues increased $11,000 (2.4%), for the second quarter of 1994 compared to the same period a year ago. Total operating lease revenues increased $69,000 (5.0%), primarily due to a lump sum payment of past due rent under a settlement agreement with one tenant. Interest expense increased $50,000 (7.9%), and depreciation expense increased $8,000 (2.8%) due to the same factors that impacted the six month period.

    The Company's principal objectives for its real estate business are to
(1) manage its properties aggressively, maintaining asset integrity through appropriate capital expenditures, (2) accelerate paydown of the debt associated with those properties as available cash flow permits, (3) hold most assets for long-term investment, (4) consider the selective sale of individual properties or groups of properties, and (5) selectively invest in additional real estate.

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

    The commercial real estate business is subject to several risks which management reviews on a regular basis. These risks are identified below with the status of each as of June 30, 1994:

    1.  Credit risks.

        There are various levels of credit risks inherent in the Company's rent receivables. A total of $56,200 of rents were thirty or more days past due of which $45,800 represents amounts due from two tenants in two properties.

    2. General market conditions nationally or within specific geographic areas.

        The Company is maintaining an ownership interest, ranging from 10% to 100%, in 40 real estate properties with an original cost of $59,671,000 in the following states, with the percentage of concentration indicated in parenthesis: Pennsylvania (25%), Florida (29%), New Jersey (15%), Ohio (10%) and other (21%).

    3.  Greater difficulty in releasing or selling special purpose buildings.

        The Company's special purpose buildings include three day-care facilities and one nursing home. None are presently for sale and all are fully occupied. The Company also owns and manages two limited service hotels.

    4.  Vacancies.

        There were partial vacancies in eleven real estate projects, some of which may require additional cash from the Company until the properties are substantially leased. Management is actively pursuing new tenants for these properties.

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

        The timing and amount of repairs or improvements is determined by the operating history and present level of operating lease revenue levels of the property, by the Company's plans for a property (such as a sale, lease, or renovation), and in some cases by regulatory directives. In 1992, the American Disabilities Act ("ADA") was passed, requiring the improvement of many properties under certain conditions in order to accommodate the needs of the physically disabled. In certain of the Company's properties, meeting ADA requirements will necessitate improvements at various times. It is expected that such improvements will not be material relative to the aggregate cost of the property.

        It is estimated that, not including potential ADA requirements, up to approximately $593,000 of improvements may be made within the next twelve months. Approximately 35% of the cost of these improvements will be funded through operating cash generated by the partnerships, and the balance through additional debt.

    6. Inability to obtain the extension or replacement of existing mortgage loans as they mature.

        The extensions or replacement of existing mortgage loans as they come due continue to involve a higher degree of risk in the current and reasonably foreseeable environment than was previously the case.
        Such loans, when available, are frequently at lower loan amounts. During the next twelve months, approximately $1,893,000 of third party mortgage debt will come due and will require negotiation or replacement financing. It is expected that a substantial portion of this debt will be renegotiated for extended terms with existing lenders. To the extent any such debt is not extended in maturity, the Company expects to seek funding from other lenders or provide funding internally, if necessary.

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

        During the first six months of 1994, there were no additional properties believed to have an estimated current fair value materially below book value. Future changes to the property valuations may be necessary if any condition differs substantially from the assumptions used in developing current valuations.


Other Operating Revenues

    Other operating revenues increased $621,000 (39.5%) to $2,194,000 for the first six months of 1994 compared to the same period a year ago. Customer service fees decreased $41,000 primarily due to a continued reduction in insurance premiums earned as a result of the discontinuance of the lease insurance program and fewer late charges were earned. Management income increased $79,000 due to a fee received in connection with the sale of one real estate property. Furniture and equipment sales increased $91,000 due to increased volume in the modular furniture business. On May 31, 1994, the Company expanded its furniture and equipment operations through the purchase of inventory and trade name from an office products retailer located in the Baltimore area. The Company's share of income in unconsolidated real estate partnerships increased $900,000 primarily due to: a gain of approximately $813,000 from the sale of one real estate property in June, 1994, and an increase in revenues generated by certain partnerships. Gain on sale of debt and equity securities decreased $383,000 due to less sales activity in the first six months of 1994. Other income decreased $25,000. Other income for the first six months of 1993 included a gain of $140,000 from the sale of a building in March, 1993.

    Other operating revenues increased $1,027,000 (172.6%) for the second quarter of 1994 compared to the same period a year ago primarily resulting from an increase of $837,000 in income from unconsolidated real estate partnerships and an increase of $76,000 in management fees. Both increases were due primarily to the gain from the sale of real estate property. Furniture and equipment sales increased $63,000 and customer service fees decreased $26,000 due to the same factors that impacted the six-month period. The sale of equity securities resulted in a gain of $30,000 during the second quarter of 1994. There were no sales of securities during the second quarter of 1993. Other income increased $47,000 for the second quarter of 1994.


Operating Expenses

    Operating expenses increased $182,000 (4.1%) to $4,580,000 for the first six months of 1994 compared to the same period a year ago. Salaries, related taxes, and employee benefits increased $244,000 (10.9%) due to an increase in incentive compensation and the addition of several marketing employees. Depreciation and amortization decreased $98,000 (31.9%) primarily due to a continued reduction in lease insurance expense due to the discontinuance of this program in 1992. In 1993, depreciation and amortization included the write-off of deferred costs of approximately $24,000 associated with a mortgage which was subsequently refinanced. All remaining expenses increased $36,000 (1.9%).

    Operating expenses increased $189,000 for the second quarter of 1994 compared to the same period a year ago. Salaries, related taxes, and employee benefits increased $181,000 (16.5%) and depreciation and amortization decreased $31,000 (22.6%) due to the same factors that impacted the six month period. All remaining expenses increased $39,000 (4.1%).


Provision for Income Taxes

    Provision for income taxes for the first six months of 1994 were $1,412,000 compared to $816,000 for the comparable period a year ago. The effective income tax rates for the first six months of 1994 and 1993 were 38.3% and 36.3%, respectively.

    For the second quarter of 1994, provision for income taxes totalled $927,000 compared to $424,000 in the second quarter of 1993. The effective tax rates for the second quarters of 1994 and 1993 were 38.7% and 37.3%.

    Income tax expense for 1994 increased due to higher pre-tax income and a higher effective income tax rate.


Acquisition

    On June 1, 1994, the Company, through a wholly-owned subsidiary, purchased all of the capital stock of American Capital Leasing Corporation ("ACL"), whose principal business consists of financing and leasing equipment.

    The Company intends to operate the acquired business as a separate subsidiary. The Company has retained all five employees of ACL.

    The Company paid the estimated purchase price of $3,936,000 in cash on June 1, 1994. The final purchase price is to be determined by a post-closing audit within 90 days, based principally on the book value of the common stock multiplied by a factor of 109.5%, less a credit on account of ACL's deferred tax liability. The Company funded the purchase price and refinanced all outstanding debt of ACL ($7,000,000) by borrowing under one of its existing long-term credit lines. ACL's two shareholders have agreed not to compete with the Company in the business of equipment leasing and equipment financing for a period of two years.


Net Investment in Finance Receivables and Property under Operating Leases

    Net direct finance lease receivables and commercial finance receivables totalled $141,752,000 as of June 30, 1994 compared to $122,144,000 as of
December 31, 1993, a net increase of $19,608,000 for the six months.

    The increase in finance receivables was in accordance with the Company's growth plans. The Company's sales efforts have generated a larger volume of new leases and loans in 1994 due to increased penetration into focus markets, while maintaining its policy of tight credit standards. Future originations will be dependent to a large extent upon economic conditions and the Company's ability to sell services in a continuing competitive market environment. The Company has expanded its marketing divisions through the acquisition of Golf Capital Corporation ("GCC") for $541,000 on March 31, 1994. GCC provides leasing and lending services to the country club and golf course industry. On June 1, 1994, the Company acquired approximately $13,691,000 of net investment in finance receivables through the purchase of all of the outstanding shares of American Capital Leasing Corporation (see "Acquisitions"). The Company continues to look for opportunities to acquire portfolios of leases and loans which will compliment the Company's existing finance receivables.

    Property under operating leases, net of accumulated depreciation, decreased $255,000, resulting from normal depreciation offset by capital improvements to real estate properties and an increase in equipment operating leases.

    The change in property under operating leases is in accordance with management strategy (see "Net Operating Lease Revenues").

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

    Net cash provided by operating activities was $3,393,000 for the six months ended June 30, 1994 compared to $3,227,000 for the same period a year ago.

    The Company's direct finance lease receivables and equipment operating leases are funded primarily with unsecured senior debt. The Company generally attempts to match new leases with borrowings of like maturity and amount in which the interest rate is fixed at the time of the borrowing. Additionally, the Company borrows term debt with varying maturities and short-term floating interest rate debt, and uses Subordinated Investment Certificate debt. The Company's commercial finance receivables are similarly match funded by various forms of unsecured senior debt and Subordinated Investment Certificate debt. The Company has unused lines of credit totalling $48,277,000 as of June 30, 1994. (See "Capital Resources").

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

Capital Resources

    Future growth of the Company will depend in significant measure on its ability to obtain additional lines of credit and other financing, the continued sale of Subordinated Investment Certificates, the sale of equity interests in real estate partnerships and continued profitability. As of June 30, 1994, the Company had the following debt structure:

                                               Debt Outstanding and
                                           Availability/Lines of Credit
                                           ----------------------------
                                       Total
(In thousands)                     Availability       In Use       Unused
- - --------------                     ------------       ------      ------
Short-Term Borrowings:
  Investment Certificate . . . . .  $     --       $  3,609       $    --
  Fixed Rate . . . . . . . . . . .    29,089         19,000        10,089
  Floating Rate. . . . . . . . . .     5,000            500         4,500
                                    --------       --------       -------
     Sub-Total . . . . . . . . . .    34,089         23,109        14,589
                                    --------       --------       -------
Long-Term Debt:
Recourse
  Investment Certificate . . . . .        --         26,051            --
  Junior Subordinated Debt . . . .        --            103            --
  Unsecured Funding Program. . . .    86,629         52,941        33,688
  Fixed Rate . . . . . . . . . . .    20,160         20,160            --
  Term Loan. . . . . . . . . . . .        --            140            --
  Real Estate Mortgages. . . . . .        --          5,014            --
  Other. . . . . . . . . . . . . .        --            149            --

Nonrecourse
  Real Estate Mortgages. . . . . .        --         18,122            --
  Other . . . . . . . .. . . . . .        --             57            --
                                    --------       --------       -------
     Sub-Total . . . . . . . . . .   106,789        122,737        33,688
                                    --------       --------       -------
TOTAL DEBT . . . . . . . . . . . .                 $145,846
                                                   ========
TOTAL AVAILABILITY . . . . . . . .  $140,878                      $48,277
                                    ========                      =======

    The notional principal amounts of outstanding swap contracts increased by $4,316,000 from December 31, 1993 for an outstanding balance of $6,316,000 as of June 30, 1994.

    Total stockholders' equity increased $1,351,000 from December 31, 1993 to June 30, 1994 due primarily to the retention of earnings ($2,204,000) offset by the payment of dividends ($505,000), the redemption of preferred stock ($195,000), and a decrease in net unrealized holding gains for available-for-sale securities ($153,000).

    In the opinion of management, the Company's capital resources are sufficient under present circumstances to satisfy its capital requirements based upon present asset growth projections, current leverage, continued profitability and historic ability to secure new sources of borrowings.

                          PART II - OTHER INFORMATION



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
- - -----------------------------------------
A.  Exhibit 27 - Financial Data Schedule.

B.  One report on Form 8-K was filed for the six months ended June 30, 1994.

    Items Reported                                  Date of Report
    --------------                                  --------------
    Acquisition of the capital stock                June 15, 1994
    of American Capital Leasing
    Corporation for a purchase price
    of $3,936,000

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

                                            HORRIGAN AMERICAN, INC.
                                            -----------------------
                                                 (Registrant)




                                            /s/ Arthur A. Haberberger
                                            -------------------------
                                            Arthur A. Haberberger
                                            President and
                                            Chief Executive Officer
Date: August 10, 1994                       (Principal Executive Officer)



                                            /s/ Robert Ordway
                                            ------------------------
                                            Robert Ordway
                                            Senior Vice President
Date: August 10, 1994                       (Principal Financial and
                                             Accounting Officer

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


                  Appendix A to Item 601(c) of Regulation S-K
                      Commercial and Industrial Companies
                          Article S of Regulation S-X


Item Number     Item Description                                    Amounts
- - -----------     ----------------                                    -------
5-02(1)         cash and cash items                              $2,037,000
5-02(2)         marketable securities                             2,361,000
5-02(3)(a)(1)   notes and accounts receivable trade             147,552,000
5-02(4)         allowances for doubtful accounts                  5,800,000
5-02(6)         inventory                                               N/A
5-02(9)         total current assets                                    N/A
5-02(13)        property, plant and equipment                    41,280,000
5-02(14)        accumulated depreciation                          7,603,000
5-02(18)        total assets                                    184,201,000
5-02(21)        total current liabilities                               N/A
5-02(22)        bonds, mortgages and similar debt               145,846,000
5-02(28)        preferred stock - mandatory redemption                  N/A
5-02(29)        preferred stock - no mandatory redemption               N/A
5-02(30)        common stock                                      3,112,000
5-02(31)        other stockholders' equity                       26,896,000
5-02(32)        total liabilities and stockholders' equity      184,201,000
5-03(b)1(a)     net sales of tangible products                      409,000
5-03(b)1        total revenues                                   13,435,000
5-03(b)2(a)     cost of tangible goods sold                             N/A
5-03(b)2        total costs and expenses applicable to sales
                and revenues                                      5,158,000
5-03(b)3        other costs and expenses                                N/A
5-03(b)5        provision for doubtful accounts and notes           559,000
5-03(b)(8)      interest and amortization of debt discount        4,438,000
5-03(b)(10)     income before taxes and other items               3,689,000
5-03(b)(11)     income tax expense                                1,412,000
5-03(b)(14)     income/loss continuing operations                 2,204,000
5-03(b)(15)     discontinued operations                                 N/A
5-03(b)(17)     extraordinary items                                     N/A
5-03(b)(18)     cumulative effect - changes in accounting
                principles                                                0
5-03(b)(19)     net income or loss                                2,204,000
5-03(b)(20)     earnings per share - primary                           0.71
5-03(b)(20)     earnings per share - fully diluted                     0.71