Form 10-Q
period 1994-09-30
HORRIGAN AMERICAN INC
filed 1994-11-15
CIK 716801

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-Q


         [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1994

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the transition period from_________ to_________

                         Commission file number 2-82551


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

                   YES     X                  NO
                         -----                  -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                               Outstanding at October 31, 1994
- - ---------------------------                     -------------------------------
Common Stock - $1 par value                          3,112,316 Shares

                              TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION


Consolidated Balance Sheets:
  September 30, 1994 (Unaudited) and December 31, 1993 ........    2

Unaudited Consolidated Statements of Operations:
  Nine Months Ended September 30, 1994 and 1993 ...............    3
  Three Months Ended September 30, 1994 and 1993...............    4

Unaudited Consolidated Statements of Cash Flows
  Nine Months Ended September 30, 1994 and 1993................    5

Notes to Unaudited Consolidated Financial Statements...........    6

Management's Discussion and Analysis of Financial
Condition and Results of Operations............................    9





PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K......................   19

Signatures.....................................................   20

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

                  HORRIGAN AMERICAN, INC., AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                    ASSETS



                                                     September 30,       December 31,
                                                         1994                1993
(In thousands)                                        (Unaudited)         (Audited)
- - --------------                                       -------------       ------------

Cash ...................................................     $  2,187      $  2,160
Debt and equity securities .............................        2,673         2,697
Net investment in finance receivables ..................      145,969       122,144
Equity investments in real estate
  partnerships .........................................          191            (8)
Property under operating leases, net ...................       33,782        31,631
Property and equipment, net ............................        2,261         2,301
Other assets ...........................................        4,343         4,028
                                                            ---------     ---------
                                                             $191,406      $164,953
                                                            =========     =========



                     LIABILITIES AND STOCKHOLDERS' EQUITY


Short-term borrowings ..................................     $ 23,620      $ 16,305
Accounts payable and accrued expenses ..................        7,459         4,244
Customer deposits ......................................        2,393         2,188
Long-term debt:
  Recourse .............................................      106,997        94,880
  Nonrecourse ..........................................       20,348        18,435
                                                            ---------     ---------
    Total Liabilities ..................................      160,817       136,052
                                                            ---------     ---------
Minority interest ......................................          496           244
                                                            ---------     ---------

Stockholders' equity:
  Preferred stock, $100 par value: 8% noncumulative,
    nonvoting: authorized 20,000 shares; issued
    and outstanding 1,952 shares in 1993 ...............           --           195
  Common stock, $1 par value; authorized
    10,000,000 shares; issued and
    outstanding 3,112,316 shares in
    1994 and 3,111,766 shares in 1993 ..................        3,112         3,112
  Capital in excess of par value .......................            3            --
  Net unrealized holding gains for available-for-
    sale securities ....................................        1,085         1,374
  Retained earnings ....................................       25,893        23,976
                                                            ---------     ---------
       Total Stockholders' Equity ......................       30,093        28,657
                                                            ---------     ---------
                                                             $191,406      $164,953
                                                            =========     =========


                  HORRIGAN AMERICAN, INC., AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                 (UNAUDITED)




(In thousands, except per share amounts)                      1994        1993
- - ---------------------------------------                       ----        ----
Finance revenues:
   Commercial leasing and financing revenues ...........   $ 13,706    $ 12,561
   Interest expense ....................................      4,960       4,895
                                                           --------    --------
       Finance revenue margin ..........................      8,746       7,666
   Provision for possible lease and loan losses ........        901       1,059
                                                           --------    --------
       Finance revenues after provision for possible
         lease and loan losses .........................      7,845       6,607
                                                           --------    --------
Operating lease revenues:
   Rents on real estate operating leases ...............      4,093       4,194
   Rents on equipment operating leases .................        160          91
                                                           --------    --------
       Total operating lease revenues ..................      4,253       4,285
   Interest expense ....................................      2,096       1,898
   Depreciation ........................................        898         858
                                                           --------    --------
       Net operating lease revenues ....................      1,259       1,529
                                                           --------    --------
Other operating revenues:
   Customer service fees ...............................        842         907
   Management and broker income ........................        228         167
   Furniture and equipment sales, net of cost
     of goods sold .....................................        738         503
   Equity income (loss) in real estate
      partnerships .....................................        784         (51)
   Gain on sale of debt and equity
      securities .......................................         30         413
   Other income ........................................        413         366
                                                           --------    --------
       Total other operating revenues ..................      3,035       2,305
                                                           --------    --------
Operating expenses:
   Salaries and employee benefits ......................      3,886       3,364
   Depreciation and amortization .......................        311         434
   Other taxes .........................................        512         448
   Credit and collection ...............................        190         251
   Other expenses ......................................      2,260       2,053
                                                           --------    --------
       Total operating expenses ........................      7,159       6,550
                                                           --------    --------
Earnings before income taxes and
  minority interest ....................................      4,980       3,891
   Income tax provision ................................      1,938       1,420
                                                           --------    --------
Earnings before minority interest ......................      3,042       2,471
   Minority interest income ............................       (122)       (101)
                                                           --------    --------
Net earnings ...........................................   $  2,920    $  2,370
                                                           ========    ========
Net earnings per common share ..........................   $   0.93    $   0.72
                                                           ========    ========

                  HORRIGAN AMERICAN, INC., AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                 (UNAUDITED)




(In thousands, except per share amounts)                       1994        1993
- - ----------------------------------------                       ----        ----
Finance revenues:
   Commercial leasing and financing revenues ...........   $  4,824    $  4,462
   Interest expense ....................................      1,898       1,665
                                                           --------    --------
       Finance revenue margin ..........................      2,926       2,797
   Provision for possible lease and loan losses ........        342         226
                                                           --------    --------
       Finance revenues after provision for possible
         lease and loan losses .........................      2,584       2,571
                                                           --------    --------
Operating lease revenues:
   Rents on real estate operating leases ...............      1,410       1,378
   Rents on equipment operating leases .................         75          37
                                                           --------    --------
       Total operating lease revenues ..................      1,485       1,415
   Interest expense ....................................        720         628
   Depreciation ........................................        320         298
                                                           --------    --------
       Net operating lease revenues ....................        445         489
                                                           --------    --------
Other operating revenues:
   Customer service fees ...............................        276         300
   Management and broker income ........................         46          64
   Furniture and equipment sales, net of cost
     of goods sold .....................................        329         185
   Equity income in real estate partnerships ...........         37         102
   Other income ........................................        153          81
                                                           --------    --------
       Total other operating revenues ..................        841         732
                                                           --------    --------
Operating expenses:
   Salaries and employee benefits ......................      1,405       1,127
   Depreciation and amortization .......................        102         127
   Other taxes .........................................        143         119
   Credit and collection ...............................         61          82
   Other expenses ......................................        868         697
                                                           --------    --------
       Total operating expenses ........................      2,579       2,152
                                                           --------    --------
Earnings before income taxes and
  minority interest ....................................      1,291       1,640
   Income tax provision ................................        526         604
                                                           --------    --------
Earnings before minority interest ......................        765       1,036
   Minority interest income ............................        (49)        (56)
                                                           --------    --------
Net earnings ...........................................   $    716    $    980
                                                           ========    ========
Net earnings per common share ..........................   $   0.22    $   0.30
                                                           ========    ========

                  HORRIGAN AMERICAN, INC., AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                NINE M0NTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                 (UNAUDITED)


(In thousands)                                         1994                1993
- - --------------                                         ----                ----
Cash flows from operating activities:
   Finance revenues received . . . . . . . .          $12,401            $11,149
   Rentals and other cash received . . . . .            7,489              7,196
   Lease purchase options received . . . . .            2,022              1,833
   Dividends received. . . . . . . . . . . .               15                 21
   Interest paid . . . . . . . . . . . . . .           (6,853)            (6,744)
   Cash paid to suppliers and employees. . .           (9,046)            (6,904)
   Income taxes paid . . . . . . . . . . . .           (1,573)            (1,503)
                                                      -------           --------
     Net cash provided by operating activities
        (Note 4). . . . . . . . . . . . . .             4,455              5,048
                                                      -------           --------
Cash flows from investing activities:
   Originations and purchases of finance receivables. (72,438)           (56,318)
   Principal collections of finance receivables. .     62,371             54,569
   Acquisitions (net of cash received). . . . . . .    (3,986)            (4,138)
   Acquisition of debt and equity securities . . .       (559)                --
   Proceeds from sale of debt and equity securities.      175                606
   Acquisition of property under operating leases. . . (3,769)              (310)
   Proceeds from sale of property under
       operating leases  . . . . . . . . . . . . . . .    608              1,475
   Acquisition of property and equipment . . . . . . .   (101)              (153)
   Proceeds from sale of property and equipment. .          2                  5
   Acquisition of equity, partnership and long-term
     investments . . . . . . . . . . . . . .              (55)               (40)
   Proceeds from sale of equity, partnership and
     long-term investments . . . . . . . . .              688                 99
   Insurance premium paid increasing cash value. .        (15)               (10)
                                                      -------           --------
       Net cash used by
        investing activities. . . . . . . .           (17,079)            (4,215)
                                                      -------           --------
Cash flows from financing activities:
   Issuance of common stock . . . . . . . .                 3                  3
   Minority capital received. . . . . . . .               256                 --
   Dividends paid and partnership distributions. .     (1,130)              (592)
   Acquisition of treasury stock. . . . . .                --               (179)
   Acquisition of preferred stock . . . . .              (195)                --
   Short-term debt borrowings. . . . . . . .          137,100             56,250
   Short-term debt repayments. . . . . . . .         (137,600)           (54,485)
   Long-term debt borrowings . . . . . . . .           55,146             43,696
   Long-term debt repayments . . . . . . . .          (41,229)           (45,839)
   Certificate borrowings. . . . . . . . . .            4,510              4,527
   Certificate repayments. . . . . . . . . .           (3,785)            (4,617)
   Net change in customer deposits. . . . .              (425)               (25)
                                                      -------           --------
     Net cash provided by (used by)
       financing activities . . . . . . . .            12,651             (1,261)
                                                      -------           --------
Net increase (decrease) in cash. . . . . . .               27               (428)
   Cash at beginning of year. . . . . . . .             2,160              2,202
                                                      -------           --------
   Cash at end of quarter . . . . . . . . .           $ 2,187           $  1,774
                                                      =======           ========

                  HORRIGAN AMERICAN, INC., AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


NOTE 1. UNAUDITED STATEMENTS

   In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Horrigan American, Inc. as of September 30, 1994, and the results of its operations and cash flows for the three month and nine month periods ended September 30, 1994 and 1993.

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

   Following are details on the net earnings and number of shares used in the computation:


                                         Nine Months Ended          Three Months Ended
                                            September 30,              September 30,
                                    --------------------------     -----------------------

                                       1994            1993            1994          1993
                                       ----            ----            ----          ----
Net earnings  . . . . . . . . .     $2,920,000      $2,370,000       $716,000       $980,000
Dividends on preferred shares .         (8,000)        (12,000)         --            (4,000)
                                    ----------      ----------     ----------    -----------
Net earnings applicable to common
   shares . . . . . . . . . . .     $2,912,000      $2,358,000       $716,000       $976,000
                                    ==========      ==========     ==========    ===========
Weighted average common shares and
   dilutive stock options . . .      3,118,060       3,298,234     $3,121,941     $3,274,682
                                    ==========      ==========     ==========    ===========
Net earnings per common share .         $ 0.93           $0.72          $0.22          $0.30
                                    ==========      ==========     ==========    ===========



NOTE 3.  DIVIDENDS PER SHARE

Following are details on dividends declared and paid:




                                         Nine Months Ended          Three Months Ended
                                            September 30,              September 30,
                                    --------------------------     -----------------------

                                       1994            1993            1994          1993
                                       ----            ----            ----          ----
Dividends per preferred share. .      $4.00           $6.00           $  --         $2.00
Dividends per common share . . .      $0.32           $0.14           $0.16         $0.0825



NOTE 4.  CASH FLOW INFORMATION

The following is the reconciliation of net earnings to net cash provided by operating activities for the nine months ended September 30:

(In thousands)                                                  1994       1993
- - --------------                                                  ----       ----
Net earnings . . . . . . . . . . . . . . . .                   $2,920     $2,370
Noncash expenses, revenues, losses and gains
 included in net earnings:
   Depreciation and amortization . . . . . .                    1,209      1,292
   Excess of provision for income taxes
      over (under) income taxes paid . . . .                      365        (83)
   Net change in prepaid expenses and payables. . .            (1,034)       122
   Decrease in income receivable . . . . . .                      153        188
   Lease purchase options: cash received in
      excess of earned . . . . . . . . . . .                    1,263      1,081
   Increase in interest payable. . . . . . .                      203         50
   Gain on sale of marketable securities, finance and
      operating leases, property and equipment,
      and investments. . . . . . . . . . . .                     (882)    (1,211)
   Provision for possible lease and loan losses. .                901      1,059
   Equity (income) loss in real estate partnerships
      and associated companies . . . . . . .                     (765)        79
   Minority interest income  . . . . . . . .                      122        101
                                                               ------     ------
   Net cash provided by operating activities. . . .            $4,455     $5,048
                                                               ======     ======





The following is a schedule of noncash investing and financing activities for the nine months ended September 30:


(In thousands)                                    1994     1993
- - --------------                                    ----     ----
Acquisitions:
   Net investment in finance receivables . .     $9,542   $12,186
   Other assets. . . . . . . . . . . . . . .         67        87
   Short-term debt assumed . . . . . . . . .     (7,000)   (4,985)
   Long-term debt assumed. . . . . . . . . .         --    (5,656)
   Security deposits assumed . . . . . . . .       (630)   (1,392)
   Other liabilities assumed . . . . . . . .     (1,365)     (240)
   Deferred income taxes assumed . . . . . .       (614)       --
   Goodwill. . . . . . . . . . . . . . . . .        152        --
   Long-term debt obligation . . . . . . . .       (152)       --

Investment interest in real estate partnership
  received from minority interest in payment
  of commercial loan receivables . . . . . .     $   --   $    397


NOTE 5.  ACQUISITION

   On June 1, 1994,  the Company  purchased all of the capital stock of American
Capital Leasing Corporation ("ACL"), whose principal business consists of financing and leasing equipment, for $3,869,000 in cash.

   The purchase price was based principally on the book value of the common stock multiplied by a factor of 109.5%, less a credit on account of ACL's deferred tax liability. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of ACL have been included in the Company's consolidated financial statements since the acquisition date.

   The following unaudited pro forma financial information for nine months ended
September 30, 1994 presents the combined results of operations of the Company and ACL as if the acquisition had occurred as of the beginning of 1994. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and ACL constituted a single entity during this period.

   Commercial leasing and financing revenues. . . . . .  $14,332,000
   Net earnings . . . . . . . . . . . . . . . . . . . .   $2,937,000
   Earnings per share . . . . . . . . . . . . . . . . .        $0.94

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








                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Net Earnings

   The Company generated net earnings of $2,920,000 for the first nine months of 1994 compared to net earnings of $2,370,000 for the same period a year ago. Net earnings of $716,000 were reported for the third quarter of 1994 compared to net earnings of $980,000 for the third quarter of 1993. The components of these changes are discussed in the following sections.


Total Finance Revenues

   Commercial leasing and financing revenues were $13,706,000 for the first nine months of 1994 compared to $12,561,000 for the first nine months of 1993, resulting in a 9.1% increase. Commercial leasing and financing revenues increased 8.1% to $4,824,000 for the third quarter of 1994 compared to $4,462,000 for the third quarter of 1993.

   This increase in total finance revenues is primarily due to a higher average outstanding balance of finance receivables, principally the result of an increase in total volume of new leases and loans generated through the Company's sales efforts and the acquisition of three portfolios of finance receivables
(during the second and third  quarters of 1993 and the second  quarter of 1994).
Net direct finance lease receivables and commercial finance receivables totalled
$145,969,000 as of September 30, 1994,  compared to $125,472,000 as of September
30, 1993.

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


Finance Revenue Margin

   Finance revenue margin represents the difference between total finance revenues and the amount the Company pays as interest on short-term borrowings and long-term debt allocated to finance receivables. The Company's finance revenue margin was $8,746,000 for the first nine months of 1994 and $7,666,000 for the first nine months of 1993.

   The Company's finance revenue margin increased $1,080,000 (14.1%) for the first nine months of 1994 compared to the same period a year ago. Total finance revenues increased 9.1% in 1994 from 1993 and interest expense increased 1.3% for the same period. The average interest rate at which the Company prices its products decreased 86 basis points to 13.34% in 1994 from 14.20% for the first nine months of 1993. The average interest rate on the Company's borrowings decreased 54 basis points to 6.45% in 1994 from 6.99% for the first nine months of 1993.

   The Company's finance revenue margin increased $129,000 (4.6%) for the third quarter of 1994 compared to the same period of 1993. The average interest rate at which the Company prices its products decreased 114 basis points to 12.86% in


1994 from 14.0% for the third quarter of 1993. The average interest rate on the Company's borrowings increased 5 basis points to 6.60% in 1994 from 6.55% for the third quarter of 1993.

   The net increase in finance revenue margin was due principally to the purchase of three portfolios of finance receivables, at a higher interest rate spread. The Company continues to market higher average balance commercial leasing and financing contracts, with lower yields to achieve improved asset quality and economies of operations. The Company's Asset and Liability Committee reviews this risk regularly and manages the matching of debt with these finance receivables.


Provision For Possible Lease and Loan Losses

   The provision for possible lease and loan losses decreased $158,000 (14.9%) to $901,000 for the first nine months of 1994 compared to the same period a year ago. The provision for possible lease and loan losses for the third quarter of 1994 increased $116,000 (51.3%) compared to the same period a year ago. The following table details the components of the provision for possible lease and loan losses as of and for the nine months and quarters ended September 30, 1994 and 1993.


(In thousands)
- - -------------


        Provision                                                               Allowance
       for Possible                                                           for Possible         Gross       Allowance
        Lease and             Net Loss Experience                                 Lease          Investment       as a
         Loan      --------------------------------------          Acquired     and Loan            in         % of Gross
        Losses      Charge-offs   Recoveries    Net Losses         Allowance      Losses         Receivables   Receivables
        ------      -----------   ----------    ----------         ---------    ------------     -----------   ------------

NINE MONTHS ENDED SEPTEMBER 30
- - ------------------------------
1994     $  901       (1,205)         581        (624)               214(A)        $5,929           $171,915        3.45
1993     $1,059       (1,961)       1,127        (834)               852(A)        $5,689           $147,923        3.84

QUARTER ENDED SEPTEMBER 30
- - --------------------------
1994     $  342         (405)         193        (212)                --          $5,929
1993     $  226         (722)         571        (151)              150(A)        $5,689


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

         As of September 30, 1994, the Company allocated $195,000 of the allowance for possible lease and loan losses in anticipation of losses on certain individually significant accounts. This allocated allowance decreased $95,000 from December 31, 1993.

         The recorded investment in the loans for which impairment has been recognized approximated $232,000 as of September 30, 1994. The total allowance for possible loan losses related to these impaired loans is $8,000 as of September 30, 1994.

    The Company's net losses of commercial leasing and financing receivables decreased $210,000 (25.2%), for the first nine months of 1994 compared to the same period a year ago. This decrease in net losses was the result of improved underwriting standards, improved adjusting procedures, aggressive use of legal remedies, strong remarketing efforts and a healthier economy. The Company's net losses of commercial leasing and financing receivables increased $61,000 (40.4%), for the third quarter of 1994 compared to the same period a year ago due to fewer recoveries ($193,000 in the third quarter of 1994 compared to $571,000 of recoveries in the comparable 1993 quarter).

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


Net Operating Lease Revenues

         Net operating lease revenues represent rents on real estate and equipment operating leases offset by related interest and depreciation expenses. Net operating lease revenues decreased $270,000 (17.7%) for the first nine months of 1994 compared to the same period a year ago. Total operating lease revenues decreased $32,000 (0.7%) to $4,253,000. The decrease is due primarily to the sale of one property in July, 1994 and two properties in 1993. Interest expense attributable to net operating lease revenues increased $198,000 (10.4%). On December 31, 1993, loans from the Company to several partnerships were converted to capital contributions to these partnerships. The corresponding interest incurred on this debt in 1994 is reflected as interest to fund real estate operating leases. In 1993, this interest was appropriately included in the Company's finance revenue margin. Depreciation expense attributable to net operating leases increased $40,000 (4.7%) primarily the result of an increase in equipment operating leases and the acquisition of one real estate property in the third quarter of 1994, offset by a decrease in depreciation on real estate operating leases due to the sale of properties in 1994 and 1993, and a lower basis for certain real estate properties due to a $488,000 write-down to fair value on December 31, 1993.

         Net operating lease revenues decreased $44,000 (9.0%), for the third quarter of 1994 compared to the same period a year ago. Total operating lease revenues increased $70,000 (4.9%), primarily due to the acquisition of one real estate property in the third quarter of 1994. Interest expense increased $92,000

(14.6%), and depreciation expense increased $22,000 (7.4%) due to the same factors that impacted the nine month period.

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

         The commercial real estate business is subject to several risks which management reviews on a regular basis. These risks are identified below with the status of each as of September 30, 1994:

      1.   Credit risks.

           There are various levels of credit risks inherent in the Company's rent receivables. A total of $27,100 of rents were thirty-one or more days past due of which $24,500 represents amounts due from one tenant.

      2. General market conditions nationally or within specific geographic areas.

           The Company is maintaining an ownership interest, ranging from 10% to 100%, in 38 real estate properties with an original cost of $61,865,000 in the following states, with the percentage of concentration indicated in parenthesis: Florida (28%), Pennsylvania (23%), New Jersey (14%), Ohio (10%) and other (25%).

      3.   Greater difficulty in releasing or selling special purpose buildings.

           The Company's special purpose buildings include three day-care facilities and one nursing home. None are presently for sale and all are fully occupied. The Company also owns and manages two limited service hotels.

      4.   Vacancies.

           Total vacancy, based on the portfolio's total square footage, approximated 12%. The vacancy percentage included partial vacancies in ten real estate projects, some of which may require additional cash from the Company until the properties are substantially leased. Management is actively pursuing new tenants for these properties.

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

           It is estimated that, not including potential ADA requirements, up to approximately $818,000 of improvements may be made within the next twelve months. Approximately 31% of the cost of these improvements will be funded through operating cash generated by the partnerships, and the balance through additional debt.

      6.   Mortgage loan rollover.

           The extensions or replacement of existing mortgage loans as they come due continue to involve a higher degree of risk in the current and reasonably foreseeable environment than was previously the case. Such loans, when available, are frequently at lower loan amounts. During the next twelve months, approximately $3,540,000 of third party mortgage debt will come due and will require negotiation or replacement financing. It is expected that a substantial portion of this debt will be renegotiated for extended terms with existing lenders. To the extent any such debt is not extended in maturity, the Company expects to seek funding from other lenders or provide funding internally, if necessary. As interest rates have been increasing, however, any such extensions or new loans may be at higher interest rates than in the recent past. This has the potential to decrease the Company's operating margin, as several factors can tend to reduce the ability to achieve higher revenues to offset such increases. Such factors include the timing of rent adjustments and market limitations.

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

           During the first nine months of 1994, there were no additional properties believed to have an estimated current fair value materially below book value. Future changes to the property valuations may be necessary if any condition differs substantially from the assumptions used in developing current valuations.


Other Operating Revenues

         Other operating revenues increased $730,000 (31.7%) to $3,035,000 for the first nine months of 1994 compared to the same period a year ago. Customer service fees decreased $65,000 (7.2%) primarily due to a continued reduction in insurance premiums earned as a result of the discontinuance of the lease insurance program and fewer late charges earned due to lower overall delinquency. Management income increased $61,000 (36.5%) due to a fee received in connection with the sale of one real estate property. Furniture and equipment sales, net of cost of goods sold, increased $235,000 (46.7%) due to increased volume in the modular and systems furniture business. On May 31, 1994, the Company expanded its furniture and equipment operations through the purchase of inventory and trade name from an office products retailer located in the Baltimore area and has opened an additional office in the Pittsburgh area. The Company's share of income in unconsolidated real estate partnerships increased $835,000 primarily due to a pre-tax gain of approximately $813,000 from the sale of one real estate property in June, 1994, and an increase in revenues generated by certain partnerships. Gain on sale of equity securities decreased $383,000 due to less sales activity in the first nine months of 1994. Other income increased $47,000 (12.8%).

         Other operating revenues increased $109,000 (14.9%) for the third quarter of 1994 compared to the same period a year ago primarily resulting from an increase of $144,000 (77.8%) in income from furniture and equipment sales. Customer service fees decreased $24,000 (8.0%) due to the same factors that impacted the nine-month period. Management and broker income decreased $18,000 (28.1%) due to fewer services performed for certain partnerships. The Company's share of income in unconsolidated real estate partnerships decreased $65,000 (63.7%). In the third quarter of 1993, gains from the sales of two real estate properties were recognized. Other income increased $72,000 (88.9%) for the third quarter of 1994.

Operating Expenses

         Operating expenses increased $609,000 (9.3%) to $7,159,000 for the first nine months of 1994 compared to the same period a year ago. Salaries, related taxes, and employee benefits increased $522,000 (15.5%) due to an increase in incentive compensation, the addition of several marketing employees, and the addition of employees through the acquisition of American Capital Leasing Corporation. Depreciation and amortization decreased $123,000 (28.3%) primarily due to a continued reduction in lease insurance expense due to the discontinuance of this program in 1992. In 1993, depreciation and amortization included the write-off of deferred costs of approximately $24,000 associated with a mortgage which was subsequently refinanced. All remaining expenses increased $210,000 (7.6%).

         Operating expenses increased $427,000 (19.8%) for the third quarter of 1994 compared to the same period a year ago. Salaries, related taxes, and employee benefits increased $278,000 (24.7%) and depreciation and amortization decreased $25,000 (19.7%) due to the same factors that impacted the nine month period. All remaining expenses increased $174,000 (14.4%) primarily from operating expenses incurred from the expansion of the Company's operations and the acquisition of American Capital Leasing Corporation.


Provision for Income Taxes

         Provision for income taxes for the first nine months of 1994 were $1,938,000 compared to $1,420,000 for the comparable period a year ago. The effective income tax rates for the first nine months of 1994 and 1993 were 38.9% and 36.5%, respectively.

         For the third quarter of 1994, provision for income taxes totalled $927,000 compared to $604,000 in the third quarter of 1993. The effective tax rates for the third quarters of 1994 and 1993 were 40.7% and 36.8%.

         Income tax expense for 1994 increased due to higher pre-tax income and a higher effective income tax rate.


Acquisition

         On June 1, 1994, the Company, through a wholly-owned subsidiary, purchased all of the capital stock of American Capital Leasing Corporation ("ACL"), whose principal business consists of financing and leasing equipment, for $3,869,000 in cash.

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

Net Investment in Finance Receivables and Property under Operating Leases

         Net direct finance lease receivables and commercial finance receivables totalled $145,969,000 as of September 30, 1994 compared to $122,144,000 as of December 31, 1993, a net increase of $23,825,000 for the nine months.

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

         Property under operating leases, net of accumulated depreciation, increased $2,151,000 primarily due to the acquisition of one real estate property, capital improvements to real estate properties and an increase in equipment operating leases offset by the sale of one real estate property and normal depreciation.

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

         Net cash provided by operating activities was $4,522,000 for the nine months ended September 30, 1994 compared to $5,048,000 for the same period a year ago.

         The Company's direct finance lease receivables and equipment operating leases are funded primarily with unsecured senior debt. The Company generally attempts to match new leases with borrowings of like maturity and amount in which the interest rate is fixed at the time of the borrowing. Additionally, the Company borrows term debt with varying maturities and short-term floating interest rate debt, and uses Subordinated Investment Certificate debt. The Company's commercial finance receivables are similarly match funded by various forms of unsecured senior debt and Subordinated Investment Certificate debt. The Company has unused lines of credit totalling $47,860,000 as of September 30, 1994. (See "Capital Resources").

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


Capital Resources

         Future growth of the Company will depend in significant measure on its ability to obtain additional lines of credit and other financing, the continued sale of Subordinated Investment Certificates, the sale of equity interests in real estate partnerships and continued profitability. As of September 30, 1994, the Company had the following debt structure:


                                                   Debt Outstanding and
                                               Availability/Lines of Credit
                                               ----------------------------
                                                Total
(In thousands)                               Availability    In Use      Unused
- - --------------                               ------------    ------      ------
Short-Term Borrowings:
  Investment Certificate ................     $   --       $  3,620     $   --
  Fixed Rate ............................       29,104       20,000        9,104
  Floating Rate .........................        5,000           --        5,000
                                               -------     --------      -------
     Sub-Total ..........................       34,104       23,620       14,104
                                               -------     --------      -------
Long-Term Debt:
Recourse
  Investment Certificate ................         --         25,873         --
  Junior Subordinated Debt ..............         --            103         --
  Unsecured Funding Program .............       85,024       51,268       33,756
  Fixed Rate ............................       25,147       25,147         --
  Real Estate Mortgages .................         --          4,469         --
  Other .................................         --            137         --

Nonrecourse
  Real Estate Mortgages .................         --         20,297         --
  Other .................................         --             51         --
                                               -------     --------      -------
     Sub-Total ..........................      110,171      127,345       33,756
                                               -------     --------      -------
TOTAL DEBT ..............................                  $150,965
                                                           ========
TOTAL AVAILABILITY ......................     $144,275                  $ 47,860
                                              ========                  ========


    The notional principal amounts of outstanding swap contracts increased by $4,054,000 from December 31, 1993 for an outstanding balance of $6,054,000 as of September 30, 1994. The swap contracts are "plain vanilla" swaps matched with outstanding short-term borrowings.

    Total  stockholders'  equity increased  $1,436,000 from December 31, 1993 to
September  30, 1994 due  primarily  to the  retention  of earnings  ($2,920,000)
offset by the payment of dividends ($1,004,000), the redemption of preferred stock ($195,000), and a decrease in net unrealized holding gains for available-for-sale securities ($289,000).

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

                        PART II - OTHER INFORMATION



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibit 27 - Financial Data Schedule.

B. One report on Form 8-K was filed for the nine months ended September 30, 1994.

    Items Reported                                  Date of Report

    Acquisition of the capital stock                 June 15, 1994
    of American  Capital  Leasing
    Corporation for a purchase price
    of $3,869,000

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             HORRIGAN AMERICAN, INC.
                             -----------------------
                                  (Registrant)




                             /s/ Arthur A. Haberberger
                             -------------------------
                             Arthur A. Haberberger
                             President and
                             Chief Executive Officer
Date: November 10, 1994      (Principal Executive Officer)



                             /s/ Robert Ordway
                             --------------------------
                             Robert Ordway
                             Senior Vice President
Date: November 10, 1994      (Principal Financial and
                              Accounting Officer