Form 10-K405
period 1994-12-31
HORRIGAN AMERICAN INC
filed 1995-03-20
CIK 716801

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------
                                   FORM 10-K

   /X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                  For the fiscal year ended December 31, 1994

   / /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
               For the transition period from              to
                                             --------------  -----------
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X     No
                                    ----      ----

        Indicate by check mark if disclosure of delinquent filers pursuant to
   Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

        The number of shares outstanding of each of the registrant's class of common stock, as of February 28, 1995: 3,126,882 shares of Common Stock at $1 par value.

        The aggregate market value of the voting stock held by non-affiliates as of February 28, 1995 was $13,636,311.

                   Documents Incorporated by Reference: None

===============================================================================

                                    PART I
ITEM 1. BUSINESS

CERTAIN RECENT DEVELOPMENTS

   In November, 1994 the Company determined that is was appropriate for it to consider its strategic alternatives and, in particular, the possibilities of raising additional capital from a larger company, arranging for its shareholders to sell a portion of their holdings, some combination of these alternatives, or a sale of its business as a whole. The Company has engaged an investment banking firm to advise it about its alternatives and to identify possible investors or purchasers.

   To date no decision has been made with respect to these matters, and no potential investor or purchaser has been identified to the Company. It is not possible to predict with any assurance whether the Company will continue as an independent company or be acquired in whole or part by a larger concern, or in what form or at what price any such transaction might be accomplished. Nor has the Company established any time frame within which it will make a decision.

GENERAL NATURE OF BUSINESS

   The Company's business is principally divided into two segments: commercial equipment leasing and commercial financing, and investments in commercial real property leasing and rental projects.

   The Company's assets primarily consist of: receivables from commercial borrowers; direct finance leases with commercial lessees; and interests in partnerships which own commercial real estate and rent it to others, generally under operating leases.

   As of December 31, 1994, approximately 81% of such assets were receivables which arose from commercial equipment leasing and commercial financing, and 19% was real property owned by the Company and leased or rented to others under operating leases.

COMMERCIAL EQUIPMENT LEASING AND COMMERCIAL FINANCING

   The Company conducts its commercial equipment leasing and commercial lending operations, on a national basis, primarily from its corporate headquarters located in Reading, Pennsylvania. Additionally, the Company maintains offices in Crestview Hills, Kentucky (a suburb of Cincinnati, Ohio), Deerfield, Illinois (a suburb of Chicago), Portland, Oregon and Orlando, Florida. Marketing personnel are also located in Pittsburgh, Pennsylvania; San Diego and Los Angeles, California; Knoxville, Tennessee; Boston, Massachusetts; Denver, Colorado; Seattle, Washington; and Chicago, Illinois.

   The Company conducts its leasing and lending activities in several ways. A portion of its business is generated with customized sales aid leasing programs for vendors of equipment. Direct customer solicitation programs (telemarketing, mail solicitations, and direct customer visits and referrals) focusing primarily on present and former lessees and commercial borrowers also generate business for the Company. Also, four affinity marketing divisions generate volume for the Company -- American Legal Funding which offers funding programs specifically designed for the legal profession; the Information Systems Funding Group which offers leasing and lending services for the use or ownership of mid-size computers and computer software to businesses; American Reli Financial which provides leasing and lending services to general equipment rental centers; and Golf Capital which provides leasing and lending services to the country club and golf course industry. Additionally, the Company through its General Services Division provides equipment leases and asset-based loans to a broader range of customers not serviced by the four affinity marketing divisions.

   Sales aid leasing programs are programs wherein the Company provides full pay out or finance instruments (usually on a nonrecourse basis to the product seller) to assist sellers of commercial equipment in merchandising their products. The Company approves all contracts prior to authorizing purchase of the equipment under the sales aid leasing programs. No one program commitment is expected to exceed 10% of the Company's annual commercial leasing/lending volume.

   As of December 31, 1994, the Company held $206,000 in repossessed equipment and equipment returned to it at the conclusion of the lease terms (classified as other assets on the consolidated financial statements). Repossessed and returned equipment is initially recorded at no more than 70% of estimated fair value and is periodically written down until resold.

  Acquisitions

   On June 1, 1994, the Company purchased all of the capital stock of American Capital Leasing Corporation ("ACL"), whose principal business consists of financing and leasing equipment. (See Note R to the consolidated financial statements.) The Company operates the acquired business as a separate subsidiary. The Company has retained all five employees of ACL.

   On June 1, 1993, the Company purchased all of the capital stock of Canyon Capital, Inc. ("Canyon"), whose principal business consisted of financing and leasing equipment. The Company does not operate the acquired business under the trade name Canyon and intends to liquidate the portfolio of leases and loans while soliciting certain lessees for additional new business.

   On January 31, 1992, the Company purchased substantially all the assets of Reli Financial Corp. ("Reli"), whose principal business consists of providing financing to the equipment rental industry. The Company continues to operate this acquired business (as well as the other rental and financing activities) under the trade name "American Reli Financial". Reli's pre-acquisition policies, procedures and systems have been evaluated, and integrated with the Company's management practices. Direct solicitation remains the focus activity of this division, and has increased the Company's market penetration through expanded direct marketing efforts and trade show participation.

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

   In the case of its direct finance leases, the Company retains title to the asset, yet the lessee generally bears the contractual risk of loss and the duty to maintain and insure the asset. The Company's principal exposure on a direct finance lease is the lessee's ability to make payments (i.e., the credit risk); therefore, only after the Company is satisfied of the lessee's credit worthiness and of its ability to make future lease payments, and upon receipt of an executed lease, does the Company issue a purchase order to a manufacturer or vendor for the equipment. Generally, the lessee pays the Company, over the non-cancellable term of the lease, an amount equal to the purchase price of the leased equipment, less its estimated unguaranteed residual value, if any, at the end of the lease term, plus a gross profit. The lessee generally has the option at the conclusion of the term of the lease to either
(1) renew the lease; (2) purchase the equipment at its then market value or for a predetermined amount; or (3) return the equipment to the Company. The Company records a direct finance lease on its books as a receivable. The terms of direct finance leases vary in length with the size of the lease and the estimated useful life of the leased property and generally range from 12 to 60 months. The average original term of the Company's direct finance leases is approximately 37 months.

   Direct finance leases are originated through dealer sales organizations, or directly with the lessee. Approximately 40 marketing representatives and support staff present the Company's leasing programs to dealer/vendors (thereby providing their customers the alternative of lease financing when acquiring various types of equipment), and/or engage in direct solicitation programs focusing on present and former lessees and also potential new lessees, generally through telemarketing and direct mail solicitation. Because the Company generally purchases equipment from dealers on a nonrecourse basis, the leasing transaction provides a sale for the dealer/vendor of the product. Frequently, former or existing lessees request to lease additional equipment from the Company. Upon re-examination and approval of the credit risk (including the lessee's credit, capacity to pay, and nature of the leased property) the Company makes a decision to purchase equipment for lease to the direct lessee.

   As of year-end 1994, the Company owned and serviced 5,184 direct finance lease contracts. No individual lessee had direct finance leases accounting for more than 1.4% of the total finance lease contracts outstanding as of December 31, 1994. (See note C to the consolidated financial statements for concentration of credit risk related to finance receivables.) Direct finance lease contracts (direct finance leasing receivables plus residual valuation less unearned income) totalled $123,040,000 as of December 31, 1994.

  Commercial Financing

   The Company engages in commercial financing transactions with various commercial customers. Commercial loans are generally secured by inventory, receivables, equipment, or real estate. Installment loan agreements under which a seller of commercial equipment enters into an installment sale of equipment to a buyer are discounted by and assigned to the Company. Criteria to qualify for commercial loans include credit worthiness, ability to make future payments, and the quality of collateral used to secure the loans. As of December 31, 1994, the Company had 1,022 commercial loans totalling $31,088,000.

   As of December 31, 1994, the Company held $600,000 in real estate from foreclosures on one commercial loan. The real estate is recorded at estimated fair value (net of disposal costs) and is included in other assets on the consolidated financial statements.

REAL ESTATE

   The Company, through American Real Estate Investment and Development Co., a wholly-owned subsidiary, is in the business of making and managing investments in commercial real property for itself and on behalf of third party investors. This activity principally involves the formation and management of investment partnerships, asset management, and related advisory and funding activities. The Company's portfolio was acquired through sale/leaseback transactions, where existing buildings are purchased and leased back to the seller; build-to-suit projects, where buildings are constructed for lease to a specific tenant; or through the acquisition of specific properties from third parties. In some instances, properties are acquired in joint venture with other investors or management companies. Presently the Company subcontracts all day-to-day asset management responsibilities to third parties with whom the Company works closely.

   The emphasis the Company places on the activities of buying, managing and/or selling properties tends to vary from time to time in concert with the markets and the Company's objectives. Beginning 1991, the Company primarily focused on managing and refinancing its existing properties. The selective purchase of real estate assets resumed in 1994 as certain market conditions appeared attractive. The Company also remained active in the sale of certain individual assets and groups of assets, as it does from time to time. It is likely that certain property sales will be consummated in 1995 based on present marketing activity.

   The forty-three properties owned and managed as of December 31, 1994 are classified as follows: eighteen are office buildings, sixteen are industrial buildings, two are limited service hotels, five are various retail centers, and two are various other commercial properties. Fifteen of the properties are multi-tenant, excluding the hotels. In these projects, assistance in leasing and other onsite management activities is provided either by co-managing partners local to the project or through third party management companies (or both). The Company is general partner in Hampton Inn hotels in Flint, Michigan, and Allentown, Pennsylvania, and provides hotel management services through American Hotel Management, Inc., a subsidiary of the Company.

   The Company has in a select few instances made operating loans to individuals or corporate entities in connection with its real estate investment activities. These loans are included in the "Commercial Financing" section.

  Write-down

   The Company's commercial real estate is affected by market driven changes in value and by specific factors affecting individual properties. Market conditions improved in 1994, and appear to have recovered substantially since falling in previous years.

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

   Management used the best information reasonably available to develop its estimates of market value. Future changes to these estimates may be necessary if conditions differ substantially from the assumptions used in developing these valuations.

  Investment in Real Estate Partnerships

   The following table is a summary of the Company's total investment in and operating results from consolidated and unconsolidated real estate partnerships based on the Company's specific ownership percentages. (See "Write-down.")


 (In thousands)
- ----------------------------------------------------------------------------------------------------------------------
                                                 Income Before Taxes          Noncash expenses included      Gain on
Year           Investment in Real                  From Real Esta                   in Income                Sale of
Ended         Estate Partnerships                    Partners                      Before Taxes            Partnership
12/31     Consolidated      Investee    Consolidated    Investee    Total    Write-down     Depreciation    Interests
- ----------------------------------------------------------------------------------------------------------------------
1994       $11,361           $121        $ 1,116       $ 773     $ 1,889     $   --          $1,078          $307
1993         9,441             (8)           380         (39)        341        488           1,146            --
1992         4,684             66         (3,209)       (229)     (3,438)     4,302           1,216             1
1991         7,496            978            111         (96)         15         --           1,081           547
1990         6,941            468             86        (199)       (113)        --             908            --

   Investment in real estate partnerships increased in 1994 as a result of the acquisition of two new partnerships, offset by several asset sales and the sale of the Company's interest in one partnership. In January, 1995, interest in one of the real estate partnerships acquired in 1994 was sold for a gain.

   Investment in real estate partnerships increased in 1993 primarily due to the conversion of debt owed by the partnerships to the Company into capital, capital contributions by the Company as part of the restructuring of one partnership, and the purchase of limited partnership interests previously held by third parties. The decrease in 1992 was due to the write-down of property values (see "Write- down,"). Excluding the write-down, investment levels in 1992 increased $578,000 from 1991. Substantially all of the increase resulted from the purchase of limited partnership interests in investee partnerships previously held by third parties.

   Although since its inception the Company has not sold properties representing a material amount of its investment in real estate partnerships, it is likely in the near future that property sales will represent a more significant part of the Company's real estate business.

   Income before taxes from real estate partnerships is the aggregate of the Company's proportionate share of such income from all partnerships in which the Company has ownership interests. This income measure includes both income or loss from operations (i.e., rental income less operating expenses, interest charges, and depreciation), and income or loss from the sale of properties owned by the partnerships. Income before taxes in 1994 increased from both recurring operations, due to improved occupancy and stabilized operating rentals, and the sale of various partnership properties. Income before taxes in 1993 and 1992 was negatively impacted by the write-downs described above. Excluding the write-down in 1993, income before taxes was $829,000. Excluding the write-down of $4,302,000 (including an adjustment for $198,000 of losses attributable to minority interests), income before taxes from real estate partnerships in 1992 was $666,000, an improvement from 1991. The improvement in 1993 and 1992 was substantially attributable to lower interest costs rather than an improvement in the operation of the Company's real estate. In general, profitability from operations remains susceptible to the impact of lease expirations and the lowering of certain rents, although this risk has somewhat diminished.

   The sale of the Company's interest in one partnership to a third party, through the exercise of a purchase option, accounted for the gain on sale of partnership interests in 1994. In 1993 and 1992 the Company generated only a nominal gain on sale of partnership interests as no meaningful sales activity was conducted. This inactivity was due primarily to poor market conditions resulting from general investor uncertainty over values and concerns over real estate's relative illiquidity. The Company's activities in earlier years had consisted of sales involving one to three partnerships. The Company considers sales based on (i) the Company's need for additional liquidity,
(ii) the extent to which the Company has access to the market for limited partnership capital, and (iii) the attractiveness of the Company's partnership interests as a vehicle for resale to limited partner investors.

   The extent of gain on sale of partnership interests is dependent on a number of factors: the selling price (which is dependent on the yields necessary to attract investors as compared with the yields generated by the partnership), selling costs, and the book value of the interests being sold, against which gain is measured. The book value of a given interest is dependent in part on depreciation charges previously taken, which in turn is a function of the length of time the partnership interest has been held prior to sale and other factors. Because of the interaction of these various factors, the Company's gain on sale of partnership interests has not shown any consistent pattern over the last five years, and the Company does not expect to recognize significant gains from the sale of partnership interests in the near term.

  Real Estate Financing and Contingencies

   The Company has commercial loans outstanding to, and has guaranteed portions of the debt of, eight unconsolidated real estate partnerships (See notes E and O to the consolidated financial statements). The Company's ownership interest in these partnerships range from 15% to 58.2% in 1994 and from 10% to 58.2% in 1993. As of December 31, 1994 and 1993, commercial loans outstanding to these partnerships totalled $2,299,000 and $2,412,000, respectively, and the guaranteed portions of the debt of these partnerships were $2,253,000 and $2,400,000, respectively.

COMPETITION

   The Company competes with a number of financial institutions, including: domestic and foreign commercial and savings banks; independent leasing and finance companies; captive manufacturer-related, vender-affiliated leasing and finance companies; and diversified financial services companies, including insurance companies and pension funds, other credit grantors and other real estate investment companies. These competitors include large companies operating on a national basis and smaller local entities. Based upon Asset Finance & Leasing Digest's most recent listing, the Company was the 40th largest finance company in the United States, based on 1993 originations (as measured by cost of new equipment added) and the 41st largest based on 1993 portfolio size.

   Competition is based on the size and length of contracts, the interest or rental rate, other finance and service charges, assessment of the residual value, name recognition, reputation and customer service. The Company believes that it has been able to compete successfully against larger competitors because its employees' in-depth knowledge of the industries they are serving and the availability of information through its systems enable the Company to offer superior response to its customers' needs.

EMPLOYEES

   As of December 31, 1994, the Company had 75 full-time and 4 part-time employees. The Company encourages its employees to participate in college and other professionally-sponsored programs to further their knowledge and professional expertise. Effective January 1, 1994, the Company has a 401(k) plan covering substantially all employees who qualify as to age and length of service. This plan includes a profit sharing component. Previously, the Company had two defined contribution profit sharing plans. The Company provides health, life, and disability insurance protection; educational assistance; supplemental health care expense reimbursement; and other standard employee benefits during, but not after, employment with the Company.

CERTAIN FINANCIAL COVENANTS

   In connection with various bank loans, AEL Leasing Co., Inc., American Commercial Credit Corp., and American Capital Leasing Corporation, as well as American Equipment Leasing Co., Inc. (a wholly-owned subsidiary of Horrigan American, Inc. that owns all the stock of those three subsidiaries), have made certain agreements with respect to their capital structures and other matters, the most significant of which are described below.

       (i) American Equipment Leasing Co., Inc. and its subsidiaries, on a consolidated basis, must maintain (a) a minimum cash flow ratio of receipts to disbursements, as specifically defined, of 1 to 1, (b) a ratio of debt to tangible net worth not in excess of 7 to 1, and (c) a minimum tangible net worth of $21,000,000. As of December 31, 1994, the cash flow ratio of receipts to disbursements was 1.32 to 1.00, the ratio of debt to tangible net worth was 4.21 to 1.00, and tangible net worth totalled $28,772,000.

       (ii) AEL Leasing Co., Inc., American Commercial Credit Corp. and American Capital Leasing Corporation, on a separate company basis, must each maintain a ratio of debt to tangible net worth not in excess of 7 to
   1. As of December 31, 1994, the ratio of debt to tangible net worth was
   3.92 to 1.00 in AEL Leasing Co., Inc., 4.88 to 1.00 in American Commercial Credit Corp. and 2.78 to 1.00 in American Capital Leasing Corporation.

   The Company is in compliance with the above covenants as of December 31, 1994.

FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS

   See note M to the consolidated financial statements for information relating to the Company's total revenues, operating profit, and identifiable assets by industry segments.

AVERAGE INTEREST RATES

   The following table sets forth information regarding weighted average interest rates on the Company's borrowed funds during the periods indicated.

- -------------------------------------------------------------------------------------
                                                 Year Ended December 31,
                                 ----------------------------------------------------
                                 1994         1993        1992       1991       1990
- -------------------------------------------------------------------------------------
Short-term borrowings ........   5.36%        4.42%       5.31%      7.27%      9.28%
Long-term borrowings  ........   7.29%        7.56%       8.85%     10.06%     10.43%
Total borrowings  ............   7.00%        7.24%       8.57%      9.77%     10.24%


ITEM 2. PROPERTIES

PROPERTY

   The Company owns (through a consolidated real estate partnership) the Horrigan American, Inc. headquarters building in Flying Hills, Reading, Pennsylvania, which also houses the AEL Leasing Co., Inc. corporate staff and most of the commercial leasing and lending staff of this subsidiary, and other tenants. This office space is suitable and adequate for the Company's office staff and supporting computer operations, which principally utilize telephone, fax, and computer equipment. The Company has space available in these facilities which should adequately cover its growth requirements.

   The Company leases its commercial leasing/lending offices in Deerfield, Illinois (a suburb of Chicago), Crestview Hills, Kentucky (a suburb of Cincinnati, Ohio), Portland, Oregon and Orlando, Florida. American Real Estate Investment and Development Co. leases its corporate office in Chicago, Illinois. Rental expense for the year 1994 for the Company's leased offices was $167,000. These leases expire at various times through July, 2000. (See note N to the consolidated financial statements.) The Company believes that alternative office space is available in all areas.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDERS MATTERS

        There is no trading market for the registrant's common stock. See Item 13, "Certain Relationships and Related Transactions" for agreements restricting the right of individual parties to dispose of their stock in the Company.

      At February 28, 1995, there were 64 holders of common stock of the Registrant.

      Common stock dividends were paid quarterly in 1994 and in January and July of 1993. Total dividends paid were $1,182,566 and $459,805 in 1994 and 1993, respectively. (See Item 8, "Consolidated Statements of Changes in Stockholders' Equity.")

      See Item 8, Note J to the consolidated financial statements for covenants which restrict payment of dividends.



ITEM 6. SELECTED FINANCIAL DATA

                           SELECTED FINANCIAL DATA
                   HORRIGAN AMERICAN, INC. AND SUBSIDIARIES

                                                                        Year ended December 31,
                                                     -----------------------------------------------------------
                                                         1994       1993        1992        1991        1990
                                                     ----------- ----------- ----------- ----------- -----------
                                                           (In thousands of dollars, except per share data)
Total revenues  ....................................$   28,625  $   25,657  $   23,096  $   29,335    $   29,684
Earnings (loss) from continuing operations (note 3) $    3,688  $    3,047  $     (413) $    1,382    $    1,218
Total assets  ......................................$  194,330  $  164,953  $  153,263  $  158,787    $  173,529
Long-term debt  ....................................$  131,213  $  113,315  $  112,465  $  116,445    $  121,479
Per common share (note 1)
   Earnings (loss) from continuing operations  .....$     1.18  $      .92  $     (.13) $      .41    $      .36
   Cash dividends declared  ........................$      .38  $      .14  $      .08  $     .086    $     .166
Weighted average shares outstanding (note 1)  ...... 3,120,916   3,278,159   3,310,584   3,328,109     3,361,468
Ratio of earnings to fixed charges (note 2)  .......      1.62        1.54          --        1.17          1.14

              See accompanying notes to selected financial data.

                   HORRIGAN AMERICAN, INC. AND SUBSIDIARIES
                       NOTES TO SELECTED FINANCIAL DATA

1. Per Share Amounts Earnings from continuing operations per common share were computed using weighted average shares and dilutive stock options outstanding during each year after deducting preferred dividend requirements from net earnings, and the purchase of treasury stock. Earnings per common share assuming full dilution were not reported because dilution arising from the stock options is less than three percent.


2. Ratio of Earnings to Fixed Charges The ratio of earnings to fixed charges has been computed by dividing earnings plus fixed charges by the fixed charges. Earnings for this purpose includes earnings from continuing operations plus income taxes less equity in undistributed earnings of unconsolidated affiliates. Fixed charges are considered to consist of interest expense attributable to continuing operations and the portion of rentals deemed representative of the interest factor. The ratio of earnings to fixed charges is not expected to change by more than 10% as a result of this offering. The Company guaranteed $2,253,000 of debt of unconsolidated real estate partnerships as of December 31, 1994. The amount of fixed charges associated with this guaranteed debt was $205,000 for 1994. The computation of the ratio of earnings to fixed charges does not include the fixed charges associated with the guaranteed debt because the Company has not been required to honor the guarantees nor is it probable that the Company will be required to honor the guarantees. In 1992, earnings from continuing operations were inadequate to cover fixed charges by $269,000. However, the ratio of earnings to fixed charges is not intended to disclose cash flow from operations. In addition to the normal noncash expenses, such as depreciation and provision for possible lease and loan losses, the provision for write-down of real estate negatively affects the ratio for 1992. The ratio of earnings to fixed charges would be 1.35 if the provision for write-down of real estate were excluded.

                   HORRIGAN AMERICAN, INC. AND SUBSIDIARIES
                       NOTES TO SELECTED FINANCIAL DATA

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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

EARNINGS (LOSS)

   The Company generated net earnings of $3,688,000 for 1994, a 21% increase from net earnings of $3,047,000 for 1993. The Company incurred a net loss of $413,000 in 1992.

   As a result of an overall revaluation of its real estate portfolio, the Company reduced the book value of its real estate assets by $4,302,000 as of June 30, 1992, and incurred a related after-tax, non- cash charge to earnings of $2,773,000. As of December 31, 1993, the Company reduced the book value of its real estate assets by an additional $488,000, and incurred a related after-tax, non-cash charge to earnings of $322,000. (See "Business -- Real Estate -- Writedown".) Excluding the after-tax effect of these write-downs, the Company's results of operations in 1993 were $3,369,000, a 42.8% increase from adjusted earnings of $2,360,000 in 1992.

TOTAL FINANCE REVENUE

   Commercial leasing and financing revenue was $18,625,000 in 1994, $17,401,000 in 1993 and $18,869,000 in 1992.

   The Company's sales efforts have resulted in an increase in total volume of new leases and loans in each of the past two years. This increase in outstanding finance receivables has increased the average outstanding balance of finance receivables and has started to offset the effect of lower yields. Net direct finance lease receivables and commercial finance receivables totalled $148,073,000 as of December 31, 1994 compared to $122,144,000 as of December 31, 1993.

   The decrease in commercial leasing and financing revenue in 1993 was attributable primarily to lower effective yields on the lease and loan portfolio. Lower yields resulted from both relatively lower market interest rates which lowered the Company's lease and loan rates, and to the mix of the Company's newly acquired leases and loans, which includes higher transaction sizes where credit quality and rate sensitivity are believed to be higher.

   While revenue levels have been lower than preferred by the Company, reductions in credit losses have favorably impacted the Company.

FINANCE REVENUE MARGIN

   Finance revenue margin represents the difference between total finance revenues and the amount the Company pays as interest on short-term borrowings and long-term debt allocated to finance receivables. The Company's finance revenue margin was $11,642,000 for 1994, $10,890,000 for 1993, and
$10,425,000 for 1992.

   The Company's finance revenue margin increased $752,000 (6.9%) in 1994 from 1993. Total finance revenues increased 7.0% in 1994 from 1993 and interest expense increased 7.2% for the same period. The average interest rate at which the Company prices its products decreased 121 basis points to 13.22% in 1994 from 14.43% in 1993. The average interest rate on the Company's borrowings decreased 24 basis points to 6.60% in 1994 from 6.84% in 1993.

   Finance revenue margin increased in 1994 as a result of the $25,929,000 growth in finance receivables and the 7% increase in total finance revenues. Interest expense increased at a faster rate than finance revenue due to increased leverage.

   The Company's finance revenue margin increased $465,000 (4.5%) in 1993 from 1992. This increase in finance revenue margin was the result of a faster decrease (22.9%) in interest expense than the 7.8% decrease in total finance revenues. The average interest rate at which the Company prices its products decreased 111 basis points to 14.43% in 1993 from 15.54% in 1992. The average interest rate on the Company's borrowings decreased 149 basis points to 6.84% in 1993 from 8.33% in 1992.

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

PROVISION FOR POSSIBLE LEASE AND LOAN LOSSES

   The provision for possible lease and loan losses decreased $196,000 (12.5%) to $1,377,000 in 1994 and decreased $617,000 (28.2%) to $1,573,000 in
1993. The following table details the components of the provision for possible lease and loan losses as of and for the years ended December 31, 1994, 1993 and 1992.

(In thousands)
- -----------------------------------------------------------------------------

            Provision                                                           Allowance
           for Possible                                                            for           Gross       Allowance
             Lease and             Net Loss Experience                           Possible     Investment     as a % of
 Year         Loan     ---------------------------------------    Acquired   Lease and Loan      in           Gross
 Ended        Losses      Charge-offs   Recoveries   Net Losses  Allowance(A)     Losses      Receivables   Receivables
- -------  -------------- ------------- ------------ ------------ ------------ -------------- ------------- -------------
COMMERCIAL LEASING AND FINANCING
1994          $1,377        (1,792)         818          (974)       214          $6,055       $175,686        3.45%
1993          $1,573        (2,736)       1,136        (1,600)       852          $5,438       $144,313        3.77%
1992          $2,190        (3,205)       1,178        (2,027)       240          $4,613       $127,880        3.61%

(A) The balance of the allowance for possible lease and loan losses increased as a result of the acquisition of portfolios of finance receivables.

   The Company maintains an allowance for possible lease and loan losses based on a periodic evaluation of the finance receivable portfolio. Management considers current economic conditions, diversification of the loan portfolio, historical loss experience, results of loan reviews, borrower's financial and managerial strengths, the adequacy of underlying collateral and other relevant factors in its evaluation. While management uses the best available information to make such evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. This allowance reflects an amount that in management's opinion is adequate to absorb known and inherent losses in the portfolio. Receivables which are determined to be uncollectible are charged off against the allowance for possible lease and loan losses, and recoveries on accounts previously charged off are credited to it.

   As of December 31, 1994, the Company allocated $135,000 of the allowance for possible lease and loan losses in anticipation of future losses on certain individually significant accounts. This allocated allowance decreased $155,000 in 1994 from 1993. As of December 31, 1993, the Company allocated $290,000 of the allowance for possible lease and loan losses in anticipation of future losses on certain individually significant accounts. This allocated allowance decreased $125,000 in 1993 from 1992.

   The Company's net charge-offs of commercial leasing and financing receivables decreased by $625,000 (73.4%) in 1994 from 1993. The Company's net charge-offs of commercial leasing and financing receivables decreased by $427,000 (21.1%) in 1993 from 1992. The decrease in net losses was the result of improved underwriting standards, improved adjusting procedures, aggressive use of legal remedies, strong remarketing efforts, and a healthier economy.

   The Company continues to improve its asset quality and control delinquency. The Company's tighter credit standards and more focused efforts within several market niches, has enhanced asset quality. In certain situations, larger down payments, additional security deposits, and/or shorter terms are now required. An asset review committee monitors the quality of the Company's assets. The Company's improved collection and adjusting procedures have resulted in effective control of delinquent receivables. Management believes the allowance for possible lease and loan losses is adequate to cover estimated future credit losses.

NET OPERATING LEASE REVENUES

   Net operating lease revenues represent rents on real estate and equipment operating leases offset by related interest and depreciation expenses. Net operating lease revenues decreased $365,000 (18.1%) in 1994 over 1993, although total operating lease revenues increased $31,000 (0.6%) to $5,712,000. Total equipment operating lease revenues increased $87,000 and real estate operating leases revenue decreased $56,000 resulting from the sale of properties in 1994 and 1993. Interest expense attributable to net operating lease revenues increased $321,000 (12.8%) due to an increase in mortgage debt outstanding during the period and higher interest rates. On December 31, 1993, loans from the Company to several partnerships were converted to capital contributions to these partnerships. The corresponding interest incurred on this debt in 1994 is reflected as interest to fund real estate operating leases. In 1993, this interest was appropriately included in the Company's finance revenue margin. Depreciation expense attributable to operating leases increased $75,000 (6.5%) primarily the result of an increase in equipment operating leases and the acquisition of real estate property in July and December, 1994, offset by a decrease in depreciation on real estate operating leases due to the sale of properties in 1994 and 1993, and a lower basis for certain real estate properties due to a $488,000 write-down to fair value on December 31, 1993.

   Net operating lease revenues increased $61,000 (3.1%) in 1993 over 1992, although total operating lease revenues decreased $254,000 (4.3%) to $5,681,000. The decrease in total operating lease revenues in 1993 was due primarily to decreases in lease revenue resulting from the sale of two properties in 1993 and the write-off of uncollectible rents, offset by rents received on certain properties which were on a non-accrual basis in 1992, and the collection of lease arrearages on three properties. Interest expense attributable to net operating lease revenues decreased $289,000 due to lower interest rates on a portion of the outstanding mortgage debt and less mortgage debt outstanding during the period. Depreciation expense attributable to operating leases decreased $26,000, primarily the result of the lower basis for certain real estate properties due to the write-down to fair value during 1992, and the sale of two properties, offset by an increase in depreciation due to equipment operating leases generated in 1993.

   The Company's principal objectives for its real estate business are to (1) manage its properties aggressively, maintaining the integrity of the assets through appropriate capital expenditures, (2) accelerate paydown of the debt associated with those properties as available cash flow permits, (3) hold most assets for long-term investment, (4) consider the selective sale of individual properties or groups of properties, and (5) selectively invest in additional real estate.

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

   The commercial real estate business is subject to several risks which management reviews on a regular basis. These risks are identified below with the status of each as of December 31, 1994:

   1. Credit risks.

      There are various levels of credit risks inherent in the Company's rent receivables. A total of $2,000 of rents were thirty-one or more days past due.

   2. General market conditions nationally or within specific geographic areas.

      The Company is maintaining an ownership interest, ranging from 10% to 100%, in 43 real estate properties with an original cost of $63,325,000 in the following states, with the percentage of concentration indicated in parenthesis: Florida (27%), Pennsylvania (22%), New Jersey (14%), Michigan (10%) and other (27%).

   3. Greater difficulty in releasing or selling special purpose buildings.

      The Company's special purpose buildings include three day-care facilities. None are presently for sale and all are fully occupied. The Company also owns and manages two limited-service hotels. The Company sold its interest in a nursing home property in December, 1994.

   4. Vacancies.

      Total vacancy (excluding the hotels), based on the portfolio's total square footage, approximated 5.3%. The vacancy percentage included partial vacancies in eleven real estate projects, some of which may require additional cash from the Company until the properties are substantially leased. Management is actively pursuing new tenants for these properties.

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

      The timing and amount of repairs or improvements is determined by the operating history and present level of operating lease revenue levels of the property, by the Company's plans for a property (such as a sale, lease, or renovation), and in some cases by regulatory directives. In 1992, the Americans with Disabilities Act ("ADA") was passed, requiring the improvement of many properties under certain conditions in order to accommodate the needs of the physically disabled. In certain of the Company's properties, meeting ADA requirements will necessitate improvements at various times. The Company estimates that the cost of such improvements will not be material relative to the aggregate cost of the properties.

      It is estimated that, not including potential ADA requirements, up to approximately $629,000 of improvements may be made within the next twelve months. Approximately 36% of the cost of these improvements will be funded through operating cash generated by the partnerships, and the balance through additional debt.

   6. Mortgage loan rollover.

      The extension or replacement of existing mortgage loans as they come due continue to involve a high degree of risk in the current and reasonably foreseeable future. Such loans, when available, are frequently at lower loan amounts. In 1995, approximately $5,009,000 of third party mortgage debt will come due and will require negotiation or replacement financing. It is expected that a substantial portion of this debt will be renegotiated for extended terms with existing lenders. To the extent any such debt is not extended in maturity, the Company expects to seek funding from other lenders or provide funding internally, if necessary. As interest rates have been increasing, however, any such extensions or new loans may be at higher interest rates than in the recent past. This has the potential to decrease the Company's operating margin, as several factors can tend to reduce the ability to achieve higher revenues to offset such increases. Such factors include the timing of rent adjustments and market limitations.

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

      As of December 31, 1994, there were no properties believed to have an estimated current fair value materially below book value. Future changes to the property valuations may be necessary if any conditions differs substantially from the assumptions used in developing current valuations.

OTHER OPERATING REVENUES

   Other operating revenues increased $1,713,000 (66.5%) to $4,288,000 in 1994 from 1993. Customer service fees decreased $143,000 (11.7%) primarily due to a continued reduction in insurance premiums earned as a result of the discontinuance of the lease insurance program and fewer late charges earned due to lower overall delinquency. Management income increased $39,000 (17.5%) due to a fee received in connection with the sale of one real estate property. Furniture and equipment sales, net of cost of goods sold, increased $483,000 (69.6%) due to increased volume in the modular and systems furniture business but the Company disposed of this line of business in March, 1995. The Company's share of income in unconsolidated real estate partnerships increased $812,000 primarily due to a pre-tax gain of approximately $813,000 from the sale of one real estate property in June, 1994, and an increase in revenues generated by certain partnerships. Gain on sale of equity securities decreased $381,000 (92.7%) due to less sales activity in 1994. Other income increased $415,000 (74.6%) primarily due to a gain on the sale of a partnership interest and the recovery of finance receivables which were charged off prior to the Company's acquisition of those charged off finance receivables.

   Other operating revenues increased $4,283,000 to $2,575,000 in 1993 from a loss of $1,708,000 in 1992. The loss in 1992 resulted from the write-down of the Company's real estate portfolio by $4,302,000 in June 1992. A $488,000 provision for write-down of real estate was recorded in 1993 (see "Business
- -- Real Estate -- Write-down"). Customer service fees decreased $260,000 primarily due to a reduction in insurance premiums earned as a result of the discontinuance of the lease insurance program in mid-1992 and fewer late charges earned. Management income decreased $88,000 primarily due to nonrecurring fees earned in 1992 from the negotiation of the sale of certain equipment. Furniture and equipment sales increased $296,000 due to the entry into the modular furniture business and the achievement of higher volume. The Company's share of losses in unconsolidated real estate partnerships decreased $190,000. Gain on sale of debt and equity securities increased $405,000. Other income decreased $74,000.

OPERATING EXPENSES

   Operating expenses increased $1,029,000 (11.7%) to $9,860,000 in 1994.
Salaries, related taxes, and employee benefits increased $695,000 (15.2%) due to an increase in incentive compensation, the addition of several marketing personnel, and the addition of employees through the acquisition of American Capital Leasing Corporation. Depreciation and amortization decreased $111,000 (19.8%) primarily due to a continued reduction in lease insurance expense due to the discontinuance of this program in 1992. All remaining expenses increased $445,000 (12.0%) due to an increase in the maintenance and repair of various real estate properties, an increase in rent expense and the addition of operating expenses incurred by American Capital Leasing Corporation.

   Operating expenses decreased $152,000 (1.7%) to $8,831,000 in 1993. Salaries, related taxes, and employee benefits decreased $80,000 (1.7%) due to a reduction in number of employees, offset by an increase in incentive compensation. Depreciation and amortization decreased $36,000 (6.0%) primarily due to a reduction in lease insurance expense due to the discontinuance of this program in July 1992, offset by the write-off of deferred costs associated with a mortgage which was subsequently refinanced. All remaining expenses decreased $36,000 (1.0%) due to an across the board reduction in expenses offset by fees paid to third party management companies to assist in managing the day-to-day operations of most of the real estate properties owned by the Company (this increase, however, is offset by a reduction in salary expense for the Company's real estate investment subsidiary) and consultant expenses incurred due to the acquisition of the capital stock of Canyon Capital, Inc. in June 1993 (see "Business -- Commercial Equipment Leasing and Commercial Financing -- Acquisitions"). The Company continues to control operating expenses based on the above analysis; however, further expense reductions are necessary to improve profitability.

PROVISION FOR INCOME TAXES

   Income taxes for 1994 were $2,502,000; for 1993 were $1,900,000; and for 1992 were $144,000 (including $241,000 of state income taxes for the Company's profitable subsidiaries). The effective income tax rates for 1994, 1993 and 1992 were 39.4%, 37.4% and 28.8%, respectively (see note L to the consolidated financial statements). The effective tax rate is higher than the statutory federal income tax rate due principally to the provision for state income taxes, net of federal tax benefit.

   Income taxes for 1994 and 1993 increased $602,000 and $1,756,000, respectively due to higher pre-tax income. Income taxes for 1992 decreased $744,000 due to a pre-tax loss, principally the result of the net provision for real estate write-down which provided a $1,310,000 income tax benefit.

   Effective January 1, 1993, the Company adopted SFAS No. 109. This change in the method of accounting for income taxes had no cumulative effect on the 1993 consolidated statement of operations (see note A to the consolidated financial statements).

NET INVESTMENT IN FINANCE RECEIVABLES AND PROPERTY UNDER OPERATING LEASES

   Net direct finance lease receivables and commercial finance receivables totaled $148,073,000 as of December 31, 1994 compared to $122,144,000 as of December 31, 1993, a net increase of $25,929,000 for the year. Property under operating leases, net of accumulated depreciation, increased $3,391,000, resulting primarily from the acquisition of two properties.

   The increase in finance receivables was in accordance with the Company's growth plans. The Company's sales efforts have generated a larger volume of new leases and loans in 1994 due to increased penetration into focus markets, while maintaining the Company's policy of tight credit standards. In addition, the Company's lease and loan portfolio expanded through the acquisition of American Capital Leasing Corporation on June 1 (see "Business
- -- Commercial Equipment Leasing and Commercial Financing -- Acquisitions"). Future originations will be dependent to a large extent upon economic conditions and the Company's ability to sell services in a competitive market environment. The Company continues to look for opportunities to acquire portfolios of leases and loans which will compliment the Company's existing finance receivables.

   The change in property under operating leases is in accordance with management strategy. The Company's activities in buying and selling properties varies in concert with the markets. Additional purchases of real estate assets are considered as certain market conditions appear attractive. Sales are considered at various times depending on such factors as pricing, capital needs, and tenant interests.

LIQUIDITY

   Liquidity represents the Company's ability to meet ongoing financial obligations. The Company's ongoing liquidity is dependent upon continued profitability and collection of its receivables and rentals, the ability to sell equipment or collect purchase option payments at the conclusion of maturing equipment leases, the sale of Subordinated Investment Certificates, the ability to secure new senior debt (loans from banks and other financial institutions), the ability to secure real estate mortgage financing, to sell real estate, and to sell equity interests in real estate partnerships, and the ability to obtain other financing.

   Net cash provided by continuing operating activities was $6,769,000 for 1994, $7,175,000 for 1993 and $7,411,000 for 1992.

   The Company's direct finance lease receivables and equipment operating leases are funded primarily with unsecured senior debt. The Company generally attempts to match new leases with borrowings of like maturity and amount in which the interest rate is fixed at the time of the borrowing. Additionally, the Company borrows term debt with varying maturities and short-term floating interest rate debt, and uses Subordinated Investment Certificate debt. The Company's commercial finance receivables are similarly match funded by various forms of unsecured senior debt and Subordinated Investment Certificate debt. The Company has unused lines of credit totalling $56,382,000 as of December 31, 1994. (See "Capital Resources").

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

CAPITAL RESOURCES

   Future growth of the Company will depend in significant measure on its ability to obtain additional lines of credit and other financing, the continued sale of Subordinated Investment Certificates, the sale of equity interests in real estate partnerships and continued profitability. As of December 31, 1994, the Company had the following debt structure:

(In thousands)
- ---------------------------------------------------------------
                                    Debt Outstanding and
                                Availability/Lines of Credit
                            -----------------------------------
                                 Total         In
                              Availability     Use      Unused
- ---------------------------------------------------------------
Short-Term Borrowings:
  Investment Certificate ..     $     --     $  3,143  $    --
  Fixed Rate ..............       37,707       20,000   17,707
  Floating Rate ...........        5,000          250    4,750
                            ------------   ---------- --------
     Sub-Total  ...........       42,707       23,393   22,457
                            ------------   ---------- --------
Long-Term Debt:
Recourse
  Investment Certificate ..           --       25,864       --
  Junior Subordinated Debt            --          103       --
  Unsecured Funding Program       86,890       52,965   33,925
  Fixed Rate ..............       24,543       24,543       --
  Term Loan ...............           --        2,000       --
  Real Estate Mortgages ...           --        5,005       --
  Other long-term debt ....           --          156       --
Nonrecourse  ..............
  Real Estate Mortgages ...           --       20,577       --
                            ------------   ---------- --------
     Sub-Total  ...........      111,433      131,213   33,925
                            ------------   ---------- --------
TOTAL DEBT  ...............                  $154,606
                                           ==========
TOTAL AVAILABILITY  .......     $154,140               $56,382
                            ============              ========

   Total stockholders' equity increased by $1,789,000 from December 31, 1993 to December 31, 1994 primarily due to the net earnings of $3,688,000 for 1994, offset by the payment of dividends ($1,190,000) and the decrease in the net unrealized holding gains for available-for-sale securities ($622,000).

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

   As of December 31, 1994, the Company had a three-month negative cumulative gap of 3.8%, a six-month negative cumulative gap of 3.3% and a twelve-month negative cumulative gap of 2.8% on total earning assets of $185,551,000. The cumulative gaps for years two through ten ranged from 9.7% positive to 4.7% positive. These percentages are reflective of scheduled principal payments only and have not been adjusted for anticipated early pay-offs. The relatively short duration of many of the Company's earning assets indicates that the interest rate sensitivity gap will probably remain within its present, rather narrow, margin under current market interest rate conditions. Management believes the Company's cumulative gap ranges are satisfactory for achieving acceptable net interest margins.

   The Company has interest rate swap agreements outstanding where the Company pays fixed interest rates and receives variable interest rates. The following table contains information concerning these agreements as of December 31, 1994:

                                                         1994
                                                         ----
Number of agreements  ........................            4
Notional principal amount  ...................        $7,587,701
Weighted average maturity  ...................        2.4 years
Weighted average fixed rate payable  .........          5.79%
Weighted average variable rate receivable  ...          6.19%
Original notional principal amount  ..........        $8,500,000
Range of maturities  .........................    1.17 to 3.33 years
Range of fixed rates payable  ................     4.25% to 6.95%
Range of variable rates receivable  ..........     6.06% to 6.38%

   Interest expense is adjusted for the net amount receivable or payable under the interest rate swap agreements. The following table contains information concerning these agreements for the year ended December 31, 1994:

                                              1994
                                              ----
Weighted average fixed rate payable  .....    5.79%
Weighted average variable rate receivable     4.90%
Interest paid  ........................... $38,530
Interest received  ....................... $ 7,822
Net interest expense recorded  ........... $30,708


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS
HORRIGAN AMERICAN, INC.

   We have audited the accompanying consolidated balance sheets of Horrigan American, Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Horrigan American, Inc. and subsidiaries as of December 31, 1994 and 1993 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles.

                                                         KPMG PEAT MARWICK LLP

January 31, 1995
Philadelphia, Pennsylvania

                   HORRIGAN AMERICAN, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                    ASSETS

                                                                                 December 31,
                                                                               1994       1993
                                                                               ----       ----
                                                                                (In thousands)
                                                                           ----------------------
Cash  ....................................................................   $  1,947   $  2,160
Debt and equity securities  ..............................................      2,335      2,697
Net investment in finance receivables  ...................................    148,073    122,144
Equity investments in real estate partnerships  ..........................        121         (8)
Property under operating leases, net  ....................................     35,022     31,631
Property and equipment, net  .............................................      2,560      2,301
Other assets  ............................................................      4,272      4,028
                                                                             --------   --------
                                                                             $194,330   $164,953
                                                                             ========   ========

                               LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings  ...................................................   $ 23,393   $ 16,305
Accounts payable and accrued expenses  ...................................      6,468      4,244
Customer deposits  .......................................................      2,316      2,188
Long-term debt:
  Recourse ...............................................................    110,636     94,880
  Nonrecourse ............................................................     20,577     18,435
                                                                             --------   --------
   Total Liabilities  ....................................................    163,390    136,052
                                                                             --------   --------
   Minority interest  ....................................................        494        244
                                                                             --------   --------
Stockholders' equity:
  Preferred stock, $100 par value: 8% noncumulative, nonvoting: authorized
   20,000 shares; issued and outstanding 0 shares in 1994 and 1,952
   shares in 1993  .......................................................         --        195
  Common stock, $1 par value: authorized 10,000,000 shares; issued
   3,128,262 shares in 1994 and 3,111,766 shares in 1993; outstanding
   3,126,762 shares in 1994 and 3,111,766 shares in 1993  ................      3,128      3,112
  Capital in excess of par value .........................................        106         --
  Net unrealized holding gains for available-for-sale securities, net of
   tax  ..................................................................        752      1,374
  Retained earnings ......................................................     26,474     23,976
  Less treasury stock, at cost; 1,500 shares in 1994 and 0 shares in 1993         (14)        --
                                                                             --------   --------
   Total Stockholders' Equity  ...........................................     30,446     28,657
                                                                             --------   --------
                                                                             $194,330   $164,953
                                                                             ========   ========

         See accompanying notes to consolidated financial statements.

                   HORRIGAN AMERICAN, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Year Ended December 31,
(In thousands, except per share amounts)                     1994      1993       1992
                                                          --------- --------- ----------
Finance revenues:
  Commercial leasing and financing revenue .............. $18,625   $17,401    $18,869
  Interest expense ......................................   6,983     6,511      8,444
                                                          -------   -------   --------
   Finance revenue margin ...............................  11,642    10,890     10,425
  Provision for possible lease and loan losses ..........   1,377     1,573      2,190
                                                          -------   -------   --------
   Finance revenues after provision for possible lease
     and loan losses  ...................................  10,265     9,317      8,235
                                                          -------   -------   --------
Operating lease revenues:
  Rents on real estate operating leases .................   5,500     5,556      5,850
  Rents on equipment operating leases ...................     212       125         85
                                                          -------   -------   --------
   Total operating lease revenues .......................   5,712     5,681      5,935
  Interest expense ......................................   2,838     2,517      2,806
  Depreciation ..........................................   1,222     1,147      1,173
                                                          -------   -------   --------
   Net operating lease revenues .........................   1,652     2,017      1,956
                                                          -------   -------   --------
Other operating revenues (losses):
  Customer service fees .................................   1,075     1,218      1,478
  Management and broker income ..........................     262       223        311
  Furniture and equipment sales, net of cost of goods
   sold  ................................................   1,177       694        345
  Equity gain (loss) in real estate partnerships ........     773       (39)      (229)
  Provision for write-down of real estate ...............      --      (488)    (4,302)
  Gain on sale of debt and equity securities ............      30       411          6
  Other income ..........................................     971       556        683
                                                          -------   -------   --------
   Total other operating revenues (losses) ..............   4,288     2,575     (1,708)
                                                          -------   -------   --------
Operating expenses:
  Salaries and employee benefits ........................   5,261     4,566      4,646
  Depreciation and amortization .........................     449       560        596
  Other taxes ...........................................     653       633        738
  Credit and collection .................................     249       324        328
  Other expenses ........................................   3,248     2,748      2,675
                                                          -------   -------   --------
   Total operating expenses .............................   9,860     8,831      8,983
                                                          -------   -------   --------
Earnings (loss) before income taxes and minority
  interest ..............................................   6,345     5,078       (500)
 Income tax provision  ..................................   2,502     1,900        144
                                                          -------   -------   --------
Earnings (loss) before minority interest  ...............   3,843     3,178       (644)
 Minority interest (income)/loss  .......................    (155)     (131)       231
                                                          -------   -------   --------
Net earnings (loss)  .................................... $ 3,688   $ 3,047   $   (413)
                                                          =======   =======   ========
Net earnings (loss) per common share  ................... $  1.18   $  0.92   $  (0.13)
                                                          =======   =======   ========

         See accompanying notes to consolidated financial statements.

                   HORRIGAN AMERICAN, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                    Net unrealized
                                                          Capital   holding gains
                                                         in excess  for available-
                                    Preferred   Common    of par       for-sale     Retained   Treasury
(In thousands)                        stock     stock      value      securities    earnings    stock
- --------------------------------  ----------- -------- ----------- -------------- ---------- ----------
Balance as of January 1, 1992  ..     $ 195     $3,581    $ 1,136        $   --     $23,333    $(1,368)
  Net loss ......................        --         --         --            --        (413)        --
  Cash dividends declared
   ($.080 per common share)  ....        --         --         --            --        (265)        --
   ($8.00 per preferred share)  .        --         --         --            --         (16)        --
  Purchase of treasury stock at
   cost -- 39,278 shares  .......        --         --         --            --          --       (269)
  Issuance of 16,045 shares in
   connection with incentive
   stock options  ...............        --         16         76            --          --         --
  Issuance of 476 shares ........        --          1          3            --          --         --
                                     ------     ------    -------        ------     -------    -------
Balance as of December 31, 1992         195      3,598      1,215            --      22,639     (1,637)
  Net earnings ..................        --         --         --            --       3,047         --
  Cash dividends declared
   ($.14 per common share)  .....        --         --         --            --        (459)        --
   ($8.00 per preferred share)  .        --         --         --            --         (16)        --
  Purchase of treasury stock at
   cost -- 200,566 shares  ......        --         --         --            --          --     (1,373)
  Issuance of 11,300 shares in
   connection with non-qualified
   stock options  ...............        --         11         58            --          --         --
  Issuance of 734 shares ........        --          1          4            --          --         --
  Retirement of treasury stock --
   497,934 shares  ..............        --       (498)    (1,277)           --      (1,235)     3,010
  Change in carrying value, net
   of tax  ......................        --         --         --         1,374          --         --
                                     ------     ------    -------        ------     -------    -------
Balance as of December 31, 1993         195      3,112         --         1,374      23,976         --
                                     ------     ------    -------        ------     -------    -------
  Net earnings ..................        --         --         --            --       3,688         --
  Cash dividends declared
   ($.38 per common share)  .....        --         --         --            --      (1,182)        --
   ($4.00 per preferred share)  .        --         --         --            --          (8)        --
  Purchase of treasury stock at
   cost -- 1,500 shares  ........        --         --         --            --          --        (14)
  Issuance of 15,825 shares in
   connection with non-
   qualified stock options  .....        --         15        102            --          --         --
  Issuance of 671 shares ........        --          1          4            --          --         --
  Purchase and retirement of
   preferred shares  ............      (195)        --         --            --          --         --
  Change in carrying value, net
   of tax  ......................        --         --         --          (622)         --         --
                                     ------     ------    -------        ------     -------    -------
Balance as of December 31, 1994       $  --     $3,128    $   106        $  752     $26,474    $   (14)
                                     ======     ======    =======        ======     =======    =======

         See accompanying notes to consolidated financial statements.

                   HORRIGAN AMERICAN, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Year Ended December 31,
(In thousands)                                                   1994        1993       1992
                                                             ----------- ---------- ----------
Cash flows from operating activities:
  Finance revenues received ................................   $  16,618   $ 15,498   $ 16,790
  Rentals and other cash received ..........................      10,150      9,534      9,115
  Lease purchase options received ..........................       2,753      2,695      3,306
  Dividends received .......................................          27         26         36
  Interest paid ............................................      (9,711)    (9,069)   (11,395)
  Cash paid to suppliers and employees .....................     (11,083)    (9,027)    (8,770)
  Income taxes paid ........................................      (1,985)    (2,482)    (1,671)
                                                               ---------   --------   --------
   Net cash provided by operating activities (note P) ......       6,769      7,175      7,411
                                                               ---------   --------   --------
Cash flows from investing activities:
  Originations and purchases of finance receivables ........     (99,748)   (74,552)   (57,064)
  Principal collections of finance receivables .............      85,501     75,629     74,769
  Acquisition of assets of Reli Financial Corp. ............          --         --    (21,404)
  Acquisition of capital stock of Canyon Capital, Inc.
   (net of cash received)  .................................          --     (4,138)        --
  Acquisition of capital stock of American Capital Leasing
   Corporation (net of cash received) (note R)  ............      (3,986)        --         --
  Acquisition of debt and equity securities ................        (725)      (166)      (106)
  Proceeds from sale of debt and equity securities .........         175        673        211
  Acquisition of property under operating leases ...........      (6,914)      (328)      (369)
  Proceeds from sale of property under operating leases ....         608      1,476        540
  Acquisition of property and equipment ....................        (442)      (182)      (282)
  Proceeds from sale of property and equipment .............           2          5          1
  Acquisition of equity, partnership and long-term
   investments  ............................................        (132)      (164)      (491)
  Proceeds from sale of equity, partnership and long-term
   investments  ............................................       1,372        152        127
  Insurance premium paid increasing cash value .............         (21)       (30)       (64)
                                                               ---------   --------   --------
   Net cash used by investing activities ...................     (24,310)    (1,625)    (4,132)
                                                               ---------   --------   --------
Cash flows from financing activities:
  Issuance of common stock .................................         122         74         96
  Minority capital received ................................         256         --         37
  Dividends paid and partnership distributions .............      (1,351)      (629)      (522)
  Acquisition of preferred stock and treasury stock ........        (209)    (1,373)      (269)
  Short-term debt borrowings ...............................     195,850     87,250     59,640
  Short-term debt repayment ................................    (196,100)   (84,986)   (59,890)
  Long-term debt borrowings ................................      73,582     54,236     51,581
  Long-term debt repayment .................................     (54,558)   (59,663)   (58,041)
  Certificate borrowings ...................................       5,588      6,307      9,000
  Certificate repayment ....................................      (5,350)    (6,566)    (6,364)
  Net change in customer deposits ..........................        (502)      (242)      (342)
                                                               ---------   --------   --------
   Net cash provided by (used by) financing activities .....      17,328     (5,592)    (5,074)
                                                               ---------   --------   --------
Net decrease in cash  ......................................        (213)       (42)    (1,795)
 Cash at beginning of year  ................................       2,160      2,202      3,997
                                                               ---------   --------   --------
 Cash at end of year  ......................................   $   1,947   $  2,160   $  2,202
                                                               =========   ========   ========

         See accompanying notes to consolidated financial statements.

                   HORRIGAN AMERICAN, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A -- SUMMARY OF ACCOUNTING POLICIES
   A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Principles of Consolidation

   The consolidated financial statements include the accounts of Horrigan American, Inc., nine wholly-owned subsidiaries (American Equipment Leasing Co., Inc., AEL Leasing Co., Inc., American Commercial Credit Corp., American Capital Leasing Corporation, AEL Holdings, Inc., Horrigan American Securities, Inc., American Real Estate Investment and Development Co., American Hotel Management, Inc. and The Business Outlet, Inc.), and thirty-one real estate partnership investments, wherein the Company is maintaining a controlling interest, ranging from 10% to 100% (the Company).

   All significant intercompany balances and transactions have been eliminated in consolidation.

   Investments in nine real estate partnerships, wherein the Company is not maintaining a controlling interest, are stated at cost plus equity in undistributed net earnings since dates of acquisition.

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

Debt and Equity Securities

   In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). This statement requires investments in equity securities with a readily determinable fair value and investments in all debt securities to be classified at the date of acquisition in one of three categories. The three categories are (1) held to maturity -- carried at amortized cost; (2) available for sale -- carried at fair value (with unrealized gains and losses, net of tax, flowing through a separate component of stockholders' equity); and (3) trading account -- carried at fair value (with unrealized gains and losses flowing through the income statement). Effective December 31, 1993, the Company adopted SFAS No.
115. The fair value of securities is based on quoted market prices. Prior to 1993, the Company carried all debt securities at amortized cost (because it had the intent and ability to hold such securities until maturity) and all equity securities at the lower of aggregate cost or market.

Net Investment in Finance Receivables

   Net investment in finance receivables consists of commercial leasing and financing receivables, and lease residual value receivables. Receivables are stated at gross balances net of unearned income and net of the allowance for possible lease and loan losses.

Real Estate Investment Activity

   Included in Equity Investments in Real Estate Partnerships and Property Under Operating Leases are various investments in commercial real estate. This activity principally involves the formation and management of investment partnerships, property management, and related advisory and funding activities. The forty-three properties owned and managed as of December 31, 1994 are classified as follows: eighteen are office buildings, sixteen are

                   HORRIGAN AMERICAN, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -- (Continued)

NOTE A -- SUMMARY OF ACCOUNTING POLICIES  -- (Continued)

industrial buildings, two are limited service hotels, five are various retail centers and two are various other commercial properties. Fifteen of the properties are multi-tenant, excluding the hotels. Significant geographic concentrations (based on property cost) within the portfolio are: Florida (27%), Pennsylvania (22%), New Jersey (14%) and Michigan (10%).

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

   Rentals from real estate operating leases are recognized as income when due. Depreciation is provided on the straight-line method over the useful life of the property: nineteen to thirty-nine years.

Loan Impairment

   In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS No. 114). In October 1994, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures" (SFAS No. 118) which amends SFAS No. 114. These statements require that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. This statement excludes leases as defined in SFAS No. 13, Accounting for Leases.

                   HORRIGAN AMERICAN, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -- (Continued)

NOTE A -- SUMMARY OF ACCOUNTING POLICIES  -- (Continued)

   Effective January 1, 1994, the Company adopted SFAS No. 114 and SFAS No.
118. The cumulative effect of this change in the method of accounting for loan impairment is $0 to the 1994 consolidated statement of operations. The Company will recognize future changes in the present value of impaired loans by reporting the entire charge as bad-debt expense in the same manner in which impairment initially was recognized.

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

Derivative Financial Instruments

   Interest rate swap agreements are entered into as hedges against fluctuations in the interest rates of specifically identified liabilities. There is no effect on the total liabilities of the Company, however, net amounts receivable or payable under agreements designated as hedges are recorded as adjustments to the interest expense related to the hedged liability.

Property and Equipment

   Depreciation on fixed assets (not including property leased to others) is provided primarily by the straight-line method over the estimated useful lives of the respective asset classes as follows: building and improvements
- -- five to forty years; office and data processing equipment -- two to eight years.

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

   Effective January 1, 1993, the Company adopted SFAS No. 109. The cumulative effect of this change in the method of accounting for income taxes was $0 to the 1993 consolidated statement of operations.

                   HORRIGAN AMERICAN, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -- (Continued)

NOTE A -- SUMMARY OF ACCOUNTING POLICIES  -- (Continued)

   Pursuant to the deferred method under APB Opinion 11, which was applied in 1992 and prior years, deferred income taxes were recognized for income and expense items that were reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable for the year of the calculation. Under the deferred method, deferred taxes were not adjusted for subsequent changes in tax rates.

Retirement and Postemployment Benefits

   Effective January 1, 1994, the Company has a 401(k) plan covering substantially all employees who qualify as to age and length of service. This plan includes a profit sharing component. During 1993 and 1992, the Company had two defined contribution profit sharing plans. The contribution percentage is determined each year by the Board of Directors of each subsidiary of the Company. Profit sharing expense, aggregating $299,000, $315,000 and $295,000 in 1994, 1993 and 1992, respectively, was reported as salaries and employee benefits. The Company currently has no postretirement benefits as contemplated under Statement of Financial Accounting Standards No. 106, nor postemployment benefits as contemplated under Statement of Financial Accounting Standards No. 112.

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

NOTE B -- DEBT AND EQUITY SECURITIES
   The following is a summary of information as of and for the years ended December
31:

                                            Gross        Gross
                              Aggregate   unrealized   unrealized               Gross      Gross
                  Aggregate     fair       holding      holding                realized   realized
(In thousands)      cost        value       gains        losses     Proceeds    gains      losses
- --------------    ---------    ------     ----------   ----------   --------    -----      ------
Available-for-sale equity securities:
1994  .........    $1,195      $2,335       $1,140        $ --        $175       $ 30       $ --
1993  .........    $  615      $2,697       $2,082        $ --        $629       $413       $  1

Equity securities:
1992  .........    $  666      $1,991       $1,325        $ --        $ 66       $  9       $  3

Debt securities:
1994  .........    $   --      $   --       $   --        $ --        $ --       $  --      $ --
1993  .........    $   --      $   --       $   --        $ --        $ 44       $  --      $  1
1992  .........    $   53      $   48       $   --        $ 5         $145       $  --      $ --

                    HORRIGAN AMERICAN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

NOTE C -- NET INVESTMENT IN FINANCE RECEIVABLES
   Net investment in finance receivables and maximum terms remaining as of December 31, 1994 and 1993 are as follows:

                                                                         Maximum
                                                                      terms-months
                                                                     -------------
(In Thousands)                                     1994       1993     1994   1993
- ---------------                                  --------   --------  ------ ------
Commercial financing receivables  ............   $ 31,088   $ 35,050    63     63
Direct finance leasing receivables  ..........    138,253    104,320    58     58
                                                 --------   --------
  Total receivables ..........................    169,341    139,370
Residual valuation  ..........................      6,345      4,943    58     58
Unearned income  .............................    (21,558)   (16,731)
Allowance for possible lease and loan losses       (6,055)    (5,438)
                                                 --------   --------
  Total net investment .......................   $148,073   $122,144
                                                 ========   ========

   Installments due on total receivables for each of the five years subsequent to December 31, 1994 are as follows: 1995, $76,659,000; 1996, $49,359,000; 1997, $26,909,000 1998, $10,458,000; 1999, $3,963,000; and
thereafter, $1,993,000.

   Included within the finance receivables are non-performing leases and loans on which the Company is applying payments to principal only. Such receivables approximated $245,000 and $101,000 as of December 31, 1994 and 1993, respectively. If these receivables had been current in accordance with their original terms, finance revenue in 1994, 1993 and 1992 would have increased $35,000, $39,000 and $100,000, respectively.

   The Company's credit risk of finance receivables arises in the normal course of business, principally from commercial businesses, throughout the United States with some geographic concentration (based on equipment cost) in California (17%), Pennsylvania (9%), Texas (8%), New York (6%) and Florida (6%). There is also some leased asset equipment concentration (based on total receivables) in construction (28%), computers and computer software (26%), manufacturing/machine tools (5%) and party rental equipment (5%). The Company has identified by industry type (based on total receivables) the following significant concentrations of credit risk as of December 31, 1994: Equipment Rental (36%), Attorneys (14%) and manufacturing/machine tools (7%). The Company retains title to the equipment asset in the case of its direct finance leasing receivables, while the lessee bears the contractual risk of loss and the duty to maintain and insure the asset. The commercial financing receivables are generally secured by inventory, receivables, real estate or equipment.

NOTE D -- ALLOWANCE FOR POSSIBLE LEASE AND LOAN LOSSES

   The following is a summary of the Company's allowance for possible lease and loan losses as of and for the years ended December 31:

                  Balance at               Charge-offs,               Balance at
                  beginning                   net of      Acquired       end
(In thousands)     of year     Provision    recoveries    Allowance    of year
- --------------  ------------ ----------- -------------- ----------- ------------
1994  .........     $5,438       1,377          (974)       214(A)      $6,055
1993  .........     $4,613       1,573        (1,600)       852(A)      $5,438
1992  .........     $4,210       2,190        (2,027)       240(A)      $4,613

(A) The balance of the allowance for possible lease and loan losses increased as a result of the acquisition of portfolios of finance receivables.

                   HORRIGAN AMERICAN, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

NOTE E -- EQUITY INVESTMENTS IN REAL ESTATE PARTNERSHIPS

   Investments in nine unconsolidated real estate partnerships consist of total ownership interests ranging from 10% to 58.2%.

   Summary combined financial information for the investee partnerships as of and for the years ended December 31, 1994 and 1993 follows:

 (In thousands)                             1994       1993
                                        ---------- ----------
Land, building and improvements, net  .   $ 10,350   $ 13,648
Other assets  .........................      1,365      1,111
   Long-term debt  ....................    (11,077)   (14,318)
   Other liabilities  .................       (187)      (205)
                                          --------   --------
Net assets  ...........................   $    451   $    236
                                          ========   ========
Revenue:  .............................
   Rents on real estate operating
     leases  ..........................   $  1,076   $  1,175
   Hotel revenue & other  .............      4,570      4,982
   Gain on sale of property and
     equipment  .......................      2,399        291
                                          --------   --------
       Total revenue ..................      8,045      6,448
                                          ========   ========
Net income  ...........................   $  2,684   $    349
                                          ========   ========

   The unamortized portion of the excess of cost over the Company's share of net assets of investee partnerships was $33,000 and $56,000 as of December 31, 1994 and 1993, respectively.

   The Company provides management services to the investee partnerships under terms of an agreement. The revenue for these services, aggregating $262,000, $230,000 and $223,000 in 1994, 1993 and 1992, respectively, was reported as management income.

   The Company has commercial loans outstanding to investee partnerships of $2,299,000 and $2,412,000 as of December 31, 1994 and 1993, respectively. The Company has also guaranteed the debt (refer to note O) of certain unconsolidated real estate partnerships.

   The Company has sold certain partnership interests. Total gain on sale of the partnership interests, aggregating $307,000, $0 and $1,000 in 1994, 1993 and 1992, respectively, was reported as other income.

NOTE F -- PROPERTY UNDER OPERATING LEASES

   The following is a schedule of the Company's investment in property under operating leases as of December 31, 1994 and 1993:

 (In thousands)                         1994      1993
                                     --------- ---------
Real Estate Cost:
   Land  ...........................   $ 7,922   $ 7,002
   Building and improvements  ......    32,653    29,782
                                       -------   -------
       Total .......................    40,575    36,784
   Accumulated depreciation  .......    (5,934)   (5,365)
                                       -------   -------
     Real estate, net  .............    34,641    31,419
                                       -------   -------
Equipment Cost:
   Transportation and office
     equipment  ....................       666       335
   Accumulated depreciation  .......      (285)     (123)
                                       -------   -------
     Equipment, net  ...............       381       212
                                       -------   -------
Property under operating leases  ...   $35,022   $31,631
                                       =======   =======

                   HORRIGAN AMERICAN, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -- (Continued)

NOTE F -- PROPERTY UNDER OPERATING LEASES  -- (Continued)

   Depreciation for each of the three years ended December 31 follows:

 (In thousands)           1994     1993     1992
- ---------------------  -------- -------- --------
Depreciation Expense:
   Real estate  ......   $1,049   $1,053   $1,144
   Equipment  ........      173       94       29
                       -------- -------- --------
     Total  ..........   $1,222   $1,147   $1,173
                       ======== ======== ========


   The estimated minimum future rental revenues on operating leases for each of the five years subsequent to December 31, 1994 are as follows: 1995, $5,695,000; 1996, $4,575,000; 1997, $3,795,000; 1998, $3,498,000; 1999,
$3,433,000; and thereafter, $18,837,000.

NOTE G -- PROPERTY AND EQUIPMENT

   Property and equipment utilized by the Company is summarized by major classifications as follows as of December 31:

 (In thousands)                                               1994      1993
                                                           --------- ---------
Buildings (owned by consolidated real estate
  partnerships) ..........................................   $ 1,856   $ 2,189
Office and data processing equipment  ....................     2,229     2,216
                                                             -------   -------
                                                               4,085     4,405
Accumulated depreciation  ................................    (1,697)   (2,276)
                                                             -------   -------
                                                               2,388     2,129
Land (owned by consolidated real estate partnerships)  ...       172       172
                                                             -------   -------
                                                             $ 2,560   $ 2,301
                                                             =======   =======

   Land and building value is based on the percentage of space occupied by the Company. For the years ended December 31, 1994, 1993 and 1992, depreciation of $301,000, $308,000 and $294,000, respectively, was provided on the Company's property and equipment.

NOTE H -- SHORT-TERM BORROWINGS

   Short-term borrowings represent: (1) Amounts payable to banks, including unsecured demand notes with fixed interest rates and unsecured floating or fixed interest rate lines of credit of $42,707,000 as of December 31, 1994. The Company has the option to borrow $13,707,000 in long-term, fixed rate loans at negotiated rates which would reduce the available short-term lines of credit when elected. Short-term lines of credit in use as of December 31, 1994 are $20,250,000. (2) Amounts payable upon demand to holders of floating interest rate subordinated investment certificates.

                   HORRIGAN AMERICAN, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -- (Continued)

NOTE H -- SHORT-TERM BORROWINGS  -- (Continued)

   The following is a summary of information pertaining to such borrowings as of and for the years ended December 31:

                                            Weighted       Maximum       Average      Weighted
                                             average       amount        amount        average
                   Category     Balance     interest     outstanding   outstanding    interest
                      of       at end of     rate at       during        during      rate during
(In thousands)    borrowings     year      end of year    the year      the year      the year
                ------------ ----------- ------------- ------------- ------------- -------------
1994  ......... (1) Banks       $20,250       6.68%        $20,250       $16,896        5.66%
1994  ......... (2) Other       $ 3,143       4.10%        $ 3,732       $ 3,690        4.01%
- ------------------------------------------------------------------------------------------------
1993  ......... (1) Banks       $13,500       4.41%        $13,500       $ 8,807        4.44%
1993  ......... (2) Other       $ 2,805       4.00%        $ 4,286       $ 3,810        4.39%
- ------------------------------------------------------------------------------------------------
1992 (A)  ..... (1) Banks       $ 6,250       4.61%        $ 8,000       $ 5,389        5.28%
1992 (A)  ..... (2) Other       $ 3,644       5.00%        $ 4,592       $ 3,803        5.37%

   (A) Average amount outstanding during the year is computed by dividing the total monthly outstanding principal balances by 12.

       Weighted average interest rate during the year is computed by dividing the actual short-term interest expense by the average short-term borrowings outstanding.

NOTE I -- LONG-TERM DEBT

   Long-term debt as of December 31, 1994 and 1993 consists of the following:

 (In thousands)                                                  1994      1993
                                                              --------- ---------
Senior debt:

  Unsecured notes payable to banks and other financial
   institutions, with interest rates from 4.77% to 9.30%, due
   through December, 1998 ....................................   $79,508   $63,733

Nonrecourse debt:

  Nonrecourse notes payable to banks, with interest rates
   from 6.88% to 10.5%, due at various dates through December,
   2004. The notes are collateralized by real estate property     20,577    18,358

  Nonrecourse note payable to bank with interest at prime
   plus 3% ...................................................        --        77

Other long-term debt:

  Secured notes payable to banks, with interest rates from
   6.88% to 10.5%, due at various dates through May, 2008. The
   notes are collateralized by real estate property ..........     5,005     5,080

  Unsecured notes payable, with interest rates from 6.25% to
   15.05%, due at various dates through April, 1998 ..........       156        --

                   HORRIGAN AMERICAN, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -- (Continued)

NOTE I -- LONG-TERM DEBT  -- (Continued)

 (In thousands)                                                       1994       1993
                                                                  ---------- ----------
Subordinated investment certificate debt:

 Certificates subordinated in right of payment to indebtedness of the Company (including indebtedness of any subsidiary
  guaranteed by the Company) for money borrowed from banks or other financial institutions. The fixed rate certificates have various rates from 5.15% to 10.5% and mature at various dates
  to 2002 .......................................................     25,864     25,964

Junior subordinated debenture debt:

 A 9% debenture due in 2002 subordinated in right of payment to indebtedness of the Company (including indebtedness of any subsidiary guaranteed by the Company) for money borrowed from banks, other financial institutions and subordinated investment
  certificate holders ...........................................        103        103
                                                                    --------   --------
       Total long-term debt .....................................   $131,213   $113,315
                                                                    ========   ========

   The Company has $111,433,000 in unsecured lines of credit with banks. The total lines in use as of December 31, 1994 are $77,508,000.

   The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 1994 are as follows: 1995, $58,728,000; 1996, $31,659,000; 1997, $16,143,000; 1998, $4,828,000; 1999, $12,545,000; and
thereafter, $7,310,000.

NOTE J -- CERTAIN COVENANTS

   The terms of certain unsecured loan agreements provide for various restrictive covenants. The most significant of these provide that: (1) American Equipment Leasing Co., Inc. and its subsidiaries, AEL Leasing Co., Inc., American Commercial Credit Corp. and American Capital Leasing Corporation, on a consolidated basis, shall maintain (a) a minimum cash flow ratio of receipts to disbursements, as specifically defined, of 1 to 1 (b) a ratio of debt to tangible net worth not in excess of 7 to 1 and (c) a minimum tangible net worth of $21,000,000. (2) AEL Leasing Co., Inc., American Commercial Credit Corp. and American Capital Leasing Corporation, on a separate Company basis, shall maintain a ratio of debt to tangible net worth not in excess of 7 to 1.

   The Company is in compliance with the above covenants as of December 31, 1994.

                    HORRIGAN AMERICAN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

NOTE K -- STOCKHOLDERS' EQUITY

   The 8% noncumulative and nonvoting preferred stock was purchased and retired by the Company in April, 1994. The preferred stock dividend was paid in January and April, 1994.

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


                                                                         Option price
                                         Number of common shares         per share for
                                        1994        1993        1992     current year
                                        ----        ----        ----     ------------
Options outstanding, January 1.....    74,970     102,620     141,500         --
Options exercised  ................   (15,825)    (11,300)    (16,045)     $7.41
Options forfeited  ................    (5,175)    (16,350)    (22,835)     $7.41
                                      -------     -------     -------
Options outstanding, December 31...    53,970      74,970     102,620
                                      =======     =======     =======

   The total options outstanding, by each year's option price, as of December 31, 1994 are: 23,900 at $7.79 and 30,070 at $6.43.

NOTE L -- INCOME TAXES

   The total provision for income taxes for the years ended December 31 consists of:

 (In thousands)                    1994        1993        1992
                                   ----        ----        ----
Deferred income tax (benefit)
  Federal ....................   $  195     $   (18)    $   (979)
  State ......................       87         124         (157)
                                 ------     -------     --------
       Total deferred ........      282         106       (1,136)
                                 ------     -------     --------
Current income tax
  Federal ....................    1,843       1,596          882
  State ......................      377         198          398
                                 ------     -------     --------
       Total current .........    2,220       1,794        1,280
                                 ------     -------     --------
       Total provision .......   $2,502      $1,900     $    144
                                 ======      ======     ========

   The sources of deferred income taxes (benefits) and the tax effect of each for the years ended December 31 are as follows:

 (In thousands)                                            1994    1993      1992
                                                           ----    ----      ----
Direct finance lease revenue and expenses  .............   $ 330   $ 141   $   (743)
Alternative minimum tax credit  ........................      --      --      1,083
Partnership revenue and expenses including write-down
  of real estate .......................................      57    (216)    (1,310)
State tax provision (less than) in excess of state
  taxes currently payable ..............................      87     124       (157)
Other  .................................................    (192)     57         (9)
                                                           -----   -----   --------
       Total deferred ..................................   $ 282   $ 106   $ (1,136)
                                                           =====   =====   ========

                   HORRIGAN AMERICAN, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -- (Continued)

NOTE L -- INCOME TAXES  -- (Continued)

   The following is a reconciliation between the statutory federal income tax rate and the effective income tax rate on the total provision for income taxes for the years ended December 31:

                                                         1994    1993     1992
                                                         ----    ----     ----
Statutory federal income tax rate applied to
  earnings (loss) before income taxes and minority
  interest ..........................................    34.0%   34.0%   (34.0%)
Limited taxability of dividend income  ..............    (0.1)   (0.1)    (1.7)
State taxes, net of federal tax benefit  ............     4.8     4.2     31.8
Tax-exempt interest income  .........................      --      --     (1.2)
Minority interest of partnership investments  .......    (0.6)   (0.7)    31.6
Purchase accounting adjustment  .....................     1.5     0.3      3.4
Other, net  .........................................    (0.2)   (0.3)    (1.1)
                                                         ----    ----     ----
       Effective rate ...............................    39.4%   37.4%    28.8%
                                                         ====    ====     ====

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1994 and 1993, in accordance with SFAS No. 109, are presented below:

   (In thousands)                                    1994       1993
   -------------                                     ----       ----
   Deferred tax assets:
     Allowance for possible lease and loan
       losses ..................................   $ 1,195   $   840
     Partnership revenue and expenses including
       write-down of real estate ...............     1,584     1,674
     Other  ....................................       202       167
                                                   -------   -------
          Total gross deferred tax assets  .....     2,981     2,681
                                                   -------   -------
   Deferred tax liabilities:
     Direct finance lease revenue and expenses      (2,349)   (1,229)
     Net unrealized holding gains for
       available-for- sale securities ..........      (388)     (708)
     Other  ....................................      (147)      (71)
                                                   -------   -------
          Total gross deferred tax liabilities      (2,884)   (2,008)
                                                   -------   -------
          Deferred income taxes, net  ..........   $    97   $   673
                                                   =======   =======

   In order to fully realize the gross deferred tax asset, the Company will need to generate future taxable income of approximately $8,800,000. Based upon the Company's current and historical tax history and the anticipated level of future taxable income, management of the Company believes the existing deductible temporary differences will, more likely than not, reverse in future periods in which the Company generates net taxable income. There can be no assurance, however, that the Company will generate any earnings or any specific level of continuing earnings.

   For income tax reporting purposes: The Company has no credit carryover to offset regular tax liability during 1994.

   For financial reporting purposes: (1) The Company records a provision for income taxes on the minority interest share of loss absorbed by the Company from any partnership investment. (2) The Company has no credit carryover to offset regular tax liability during 1994. (3) The Company records a deferred tax liability on the net unrealized holding gains for available-for-sale securities in accordance with SFAS No. 115.

                    HORRIGAN AMERICAN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

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

   REAL ESTATE -- leasing of real estate property under operating leases, and investments in real estate. Two limited service hotel operations provide operating earnings on two equity investments. Real estate management, development and advisory services; and hotel management services are included.

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

   The following segment information is reconciled to the related consolidated financial statements' amounts.

 (In thousands)                                      1994       1993       1992
- --------------                                       ----       ----       ----
Revenues by business segment:
  Commercial leasing and financing ..............   $20,400   $19,009    $20,862
  Real estate ...................................     6,984     5,493      1,822
  Furniture and equipment sales .................     1,177       694        345
  General corporate and other ...................        64       461         67
                                                    -------   -------    -------
       Total ....................................   $28,625   $25,657    $23,096
                                                    =======   =======    =======
Operating earnings (loss) by business segment:
  Commercial leasing and financing ..............   $ 5,497   $ 5,220    $ 4,230
  Real estate ...................................       800      (713)    (4,744)
  Furniture and equipment sales .................       201       175         31
  General corporate and other ...................       (81)      440         52
                                                    -------   -------    -------
       Total ....................................     6,417     5,122       (431)
  Unallocated general corporate expense .........       (72)      (44)       (69)
                                                    -------   -------    -------
  Earnings (loss) before income taxes and
   minority interest ............................   $ 6,345   $ 5,078    $  (500)
                                                    =======   =======    =======

                     HORRIGAN AMERICAN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -- (Continued)

   NOTE M -- BUSINESS SEGMENTS  -- (Continued)

 (In thousands)                        1994       1993        1992
- ---------------                        ----       ----        ----
Identifiable assets by segment:
  Commercial leasing and financing   $150,944   $126,294    $111,578
  Real estate ....................     39,465     35,486      37,559
  Furniture and equipment sales ..      1,400        681         777
  General corporate and other ....      2,521      2,492       3,349
                                     --------   --------    --------
       Total .....................   $194,330   $164,953    $153,263
                                     ========   ========    ========
Capital expenditures:
  Commercial leasing and
   financing:
       Direct finance leases .....   $ 28,002   $ 24,383    $ 28,300
       Operating leases ..........        348        328          75
       Other .....................        425        163         211
  Real estate: ...................
       Operating leases ..........      6,566         --         294
       Other .....................          2         --           2
  Furniture and equipment sales ..         15         19          81
  General corporate and other ....         --         --          --
                                     --------   --------    --------
       Total .....................   $ 35,358   $ 24,893    $ 28,963
                                     ========   ========    ========
Depreciation and amortization:
  Commercial leasing and
   financing:
       Direct finance leases .....   $     --   $     --    $     --
       Operating leases ..........        173         94          29
       Other .....................        304        304         413
  Real estate:
       Operating leases ..........      1,049      1,053       1,144
       Other .....................        106        223         150
  Furniture and equipment sales ..         39         33          33
  General corporate and other ....         --         --          --
                                     --------   --------    --------
       Total .....................   $  1,671   $  1,707    $  1,769
                                     ========   ========    ========

NOTE N -- LEASES

   Rental expense included in operating expenses for each of the years in the three-year period ended December 31, 1994 was $167,000, $77,000 and $64,000, respectively.

   As of December 31, 1994, the Company is committed to minimum rentals under various operating leases totaling $760,000. The minimum annual rentals for each of the five years subsequent to December 31, 1994 are as follows: 1995, $197,000; 1996, $145,000; 1997, $134,000; 1998, $110,000; and 1999, $110,000;
and thereafter, $64,000.

NOTE O -- COMMITMENTS AND CONTINGENCIES

   In the normal course of business, there are outstanding commitments and contingent liabilities on which management does not anticipate any material losses. Such commitments and contingent liabilities expose the company to various degrees and types of risks, including credit risk, interest rate risk, and liquidity risk.

   A summary of significant commitments and contingent liabilities as of December 31 follows:

 (In thousands)                                                     1994      1993
- --------------                                                      ----      ----
Unused lines of credit  ........................................   $48,403   $38,183
Commitments to fund leases and loans  ..........................   $ 2,138   $   924
Financial guarantees for unconsolidated real estate
  partnerships .................................................   $ 2,253   $ 2,400

                    HORRIGAN AMERICAN, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -- (Continued)

NOTE O -- COMMITMENTS AND CONTINGENCIES  -- (Continued)

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

   As of December 31, 1994, the Company was party (plaintiff or defendant) to certain legal actions. While any litigation has an element of uncertainty, management, after reviewing these actions with legal counsel, is of the opinion that the liability, if any, resulting from these actions will not have a material effect on the financial condition or results of operations of the Company.

DERIVATIVE FINANCIAL INSTRUMENTS

   The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. This involvement under existing agreements is in the form of interest rate swap agreements where the Company pays a fixed interest rate and receives a variable interest rate. The Company manages its exposure to changes in interest rates on certain floating-rate short-term borrowings up to the interest rate swap notional principal amount outstanding. This strategy is utilized as an alternative to fixed-rate long-term borrowings under the Company's interest rate sensitivity objective of matching fixed-rate assets and fixed-rate liabilities within a reasonable range, as measured with the Company's "gap" analysis.

   Interest rate swap transactions are not reflected in the above table. The notional principal amounts of outstanding agreements were $7,587,701 and $2,000,000 as of December 31, 1994 and 1993. The weighted average maturity of these agreements was 2.4 and 2.2 years as of December 31, 1994 and 1993. The weighted average fixed rate paid by the Company was 5.79% and the weighted average variable rate received by the Company was 6.10% as of December 31, 1994.

   The Company is exposed to loss (additional interest expense) in the event of nonperformance by the counterparties to its agreements, whenever the variable rate receivable exceeds the fixed rate payable as specified in the agreements. The Company enters into agreements with credit worthy counterparties and anticipates that counterparties will be able to fully satisfy their obligations under the agreements. The Company does not obtain collateral or other security to support these agreements.

NOTE P -- CASH FLOW INFORMATION

   The following is the reconciliation of net earnings (loss) to net cash provided by operating activities for the years ended December 31:

(In thousands)                                              1994     1993       1992
- --------------                                              ----     ----       ----
Net earnings (loss)  ...................................   $3,688   $3,047    $  (413)
Noncash expenses, revenues, losses and gains included
  in net earnings (loss):
  Depreciation and amortization ........................    1,671    1,707      1,769
  Excess of provision for income taxes over (under)
   income taxes paid  ..................................      517     (582)    (1,527)
  Net change in prepaid expenses and payables ..........      (82)     437        351
  Decrease (increase) in income receivable .............        5      136         (7)
  Lease purchase options: cash received in excess of
   earned  .............................................    1,484    1,682      2,126

                   HORRIGAN AMERICAN, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -- (Continued)

NOTE P -- CASH FLOW INFORMATION  -- (Continued)

 (In thousands)                                               1994      1993      1992
- --------------                                                ----      ----      ----
  Increase (decrease) in interest payable ...............   $   108   $   (41)  $  (145)
  Gain on sale of debt and equity securities, finance and
   operating leases, property and equipment, and
   investments  .........................................    (1,407)   (1,479)   (1,283)
  Provision for possible lease and loan losses ..........     1,377     1,573     2,190
  Equity (gain) loss in real estate partnerships and
   associated companies  ................................      (747)       76       279
  Provision for write-down of real estate ...............        --       488     4,302
  Minority interest income (loss) .......................       155       131      (231)
                                                            -------   -------   -------
Net cash provided by operating activities  ..............   $ 6,769   $ 7,175   $ 7,411
                                                            =======   =======   =======

   The following is a schedule of noncash investing and financing activities for the years ended December 31:

 (In thousands)                                                1994        1993         1992
- --------------                                                 ----        ----         ----
Acquisition of American Capital Leasing Corporation
  (1994) and Canyon Capital, Inc. (1993):
  Net investment in finance receivables ..................   $ 9,542     $ 12,186     $    --
  Other assets ...........................................   $    67     $     87     $    --
  Short-term debt assumed ................................   $(7,000)    $ (4,985)    $    --
  Long-term debt assumed .................................   $    --     $ (5,656)    $    --
  Security deposits ......................................   $  (630)    $ (1,392)    $    --
  Other liabilities ......................................   $(1,365)    $   (240)    $    --
  Deferred income taxes assumed ..........................   $  (614)    $     --     $    --

Change in carrying value of available-for-sale
  securities:
  Investments in debt and equity securities ..............   $  (942)    $  2,082     $    --
  Deferred tax liabilities ...............................   $   320     $   (708)    $    --
  Net unrealized holding gains for available-for-sale
   securities  ...........................................   $   622     $ (1,374)    $    --

Real estate partnerships, previously accounted for on the
  equity method, now included in the consolidated
  financial statements:
  Operating lease assets and other assets acquired .......   $    --     $     --     $ 1,927
  Long-term debt and other liabilities assumed ...........   $    --     $     --     $(1,683)
  Partnership capital ....................................   $    --     $     --     $  (244)

Investment interest in real estate partnership received
  from minority interest in payment of commercial finance
  receivable .............................................   $    --     $    397     $   100

Land received in foreclosure of commercial finance
  receivable .............................................   $    --     $     --     $   627

Sales of ownership interest in real estate partnerships,
  previously included in the consolidated financial
  statements:
  Operating lease assets and other assets acquired .......   $(1,604)    $     --     $    --
  Long-term debt and other liabilities assumed ...........   $ 1,318     $     --     $    --
  Partnership capital ....................................   $   286     $     --     $    --

                   HORRIGAN AMERICAN, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -- (Continued)

NOTE P -- CASH FLOW INFORMATION  -- (Continued)

 (In thousands)                                                1994        1993         1992
- --------------                                                 ----        ----         ----
Assets acquired:
  Goodwill associated with acquisition of business .......   $ 151         $--          $--
  Furniture and fixtures acquired through capital
   lease  ................................................   $  36         $--          $--
  Long-term debt .........................................   $(187)        $--          $--

NOTE Q -- FAIR VALUES OF FINANCIAL INSTRUMENTS

   Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" (SFAS No. 107), requires the estimation of fair values of financial instruments, as defined in SFAS No. 107.

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

   The following methods and assumptions were used by the Company to estimate the fair value as of December 31, 1994 of each class of financial instrument.

Debt and equity securities

   The fair value of debt and equity securities are based on quoted market values.

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

                   HORRIGAN AMERICAN, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -- (Continued)

NOTE Q -- FAIR VALUES OF FINANCIAL INSTRUMENTS  -- (Continued)

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

   Derivative financial instruments: the fair value of interest rate swap agreements is based on the cost to terminate the agreement. The costs were obtained from the counterparties. The Company does not use the interest rate swaps for trading purposes. See Note O to the Consolidated Financial Statements.

   The carrying amounts and estimated fair values of the Company's financial instruments as of December 31 were as follows:

                                                       1994                   1993
                                                ------------------  -----------------------
                                                Carrying     Fair     Carrying      Fair
(In thousands)                                   Amount     Value      Amount       Value
- --------------                                   ------     -----      ------       -----
Debt and equity securities  .................   $  2,335   $  2,335   $  2,697    $  2,697
                                                --------   --------   --------    --------
Net investment in finance receivables
  Commercial financing receivables ..........   $ 31,088   $ 30,132   $ 35,050    $ 34,952
  Direct finance leasing receivables ........    123,040    118,605     92,532      91,856
  Allowance for possible lease and loan
   losses  ..................................     (6,055)        --     (5,438)         --
   Total net investment  ....................   $148,073   $148,737   $122,144    $126,808
                                                --------   --------   --------    --------
Short-term borrowings  ......................   $ 23,393   $ 23,393   $ 16,305    $ 16,305
                                                --------   --------   --------    --------
Customer deposits  ..........................   $  2,316   $  2,316   $  2,188    $  2,188
                                                --------   --------   --------    --------

Long-term debt
  Senior debt ...............................   $ 79,508   $ 78,638   $ 63,733    $ 63,876
  Nonrecourse and other debt ................     25,738     25,492     23,515      24,205
  Subordinated debt .........................     25,967     26,452     26,067      27,191
                                                --------   --------   --------    --------
   Total long-term debt  ....................   $131,213   $130,582   $113,315    $115,272
                                                --------   --------   --------    --------
Derivative financial instruments:  ..........
  (Gain) loss to terminate interest rate swap
   agreements ...............................   $     (1)  $   (127)  $      1    $      4
                                                --------   --------   --------    --------

                    HORRIGAN AMERICAN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

NOTE R -- ACQUISITIONS

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

   On June 1, 1994, the Company purchased all of the capital stock of American Capital Leasing Corporation ("ACL") whose principal business consists of financing and leasing equipment, for $3,869,000 in cash. The purchase price was based principally on the book value of the common stock multiplied by a factor of 109.5%, less a credit because of ACL's deferred tax liability. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of ACL have been included in the Company's consolidated financial statements since the acquisition date.

   The following unaudited pro forma financial information for the years ended December 31, 1994 and 1993 presents the combined results of operations of the Company, ACL and Canyon as if the acquisitions had occurred as of the beginning of 1993, after giving effect to certain adjustments. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company, ACL and Canyon constituted a single entity during such periods.

                                                 1994          1993
                                                 ----          ----
Commercial leasing and financing revenue....  $19,251,000   $20,465,000
Net earnings  ..............................  $ 3,705,000   $ 3,159,000
Earnings per share  ........................  $      1.18   $      0.97

   In conjunction with the Company's acquisition of ACL, ACL recorded a total pre-tax loss of $96,000 for the five months ended May 31, 1994 (consisting of a non-recurring pre-tax charge of $400,000 and normal pre-tax operating earnings of $304,000). The non-recurring pre-tax charge recorded by ACL was for an expense accrual in conjunction with this transaction. This adjustment is not reflected in the above pro formas because it is considered to be non-recurring. Also, the pro forma adjustments record premium expense and additional interest expense, and a provision for income taxes for the conversion of ACL from an S corporation to a C corporation.

NOTE S -- SUBSEQUENT EVENT

   Certain shareholders of the Company, through a stock swap exchange offer, have committed to an exchange of at least 21,806 shares of the Company's common stock for 90% of the common stock of the Company's wholly-owned subsidiary, The Business Outlet, Inc., and additional commitments may be received. The exchange of shares is expected to be recorded, for accounting purposes, as a sale of investment in March 1995. The Company anticipates recognizing no significant gain or loss. The major business activity of this subsidiary was reported as the Furniture and Equipment Segment in Note M.

                          INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS AND STOCKHOLDERS
AMERICAN CAPITAL LEASING CORPORATION:

   We have audited the accompanying balance sheet of American Capital Leasing Corporation as of December 31, 1993, and the related statements of operations, stockholders' equity, and cash flows for the vear then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

   We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Capital Leasing Corporation as of December 31, 1993, and the results of its operations, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                         KPMG PEAT MARWICK LLP

January 5, 1994, except for note 7,
  which is as of June 1, 1994
Portland, Oregon

                     AMERICAN CAPITAL LEASING CORPORATION
                                BALANCE SHEET
                              DECEMBER 31, 1993

                                     ASSETS (Note 5)
Current assets:
  Cash ...................................................................   $   122,121
  Net investment in direct financing leases (note 2) .....................     3,622,736
  Prepaid expenses .......................................................        33,350
                                                                             -----------
   Total current assets  .................................................     3,778,207

Net investment in direct financing leases (note 2)  ......................     7,869,224
Furniture and equipment, net (note 3)  ...................................        56,152
Other assets  ............................................................         1,840
                                                                             -----------
                                                                             $11,705,423
                                                                             ===========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable .......................................................   $   987,209
  Amount due to affiliated company (note 6) ..............................       101,856
  Other accrued liabilities ..............................................        87,399
  Note payable to bank (note 5) ..........................................     6,100,000
                                                                             -----------
   Total current liabilities  ............................................     7,276,464
                                                                             -----------
Lease deposits (non-interest bearing)  ...................................       560,532

Stockholders' equity (note 2):
  Common stock of $1 par value. Authorized 10,000 shares; issued and
    outstanding 10,000 shares  ...........................................        10,000
  Additional paid-in capital .............................................     2,000,205
  Retained earnings ......................................................     1,858,222
                                                                             -----------
   Total stockholders' equity  ...........................................     3,868,427
Commitments (notes 4 and 7)  .............................................
                                                                             -----------
                                                                             $11,705,423
                                                                             ===========

               See accompanying notes to financial statements.

                     AMERICAN CAPITAL LEASING CORPORATION
                           STATEMENT OF OPERATIONS
                         YEAR ENDED DECEMBER 31, 1993

Lease income  ..............................      $1,899,155
Other income  ..............................          27,372
                                                  ----------
   Total income  ...........................       1,926,527

General, administrative and selling
  expenses .................................         502,224
Provision for possible credit losses  ......         122,000
Interest expense  ..........................         455,428
                                                  ----------
   Net income  .............................      $  846,875
                                                  ==========

Net earnings per share  ....................      $    84.69
                                                  ==========

               See accompanying notes to financial statements.

===============================================================================

                     AMERICAN CAPITAL LEASING CORPORATION
                      STATEMENT OF STOCKHOLDERS' EQUITY
                         YEAR ENDED DECEMBER 31, 1993

                                         Number
                                        of shares
                                       outstanding             Additional                    Total
                                         common      Common     paid-in      Retained    stockholders'
                                          stock       stock     capital      earnings       equity
                                         -------     ------    ---------    ----------    ------------
Balances, at December 31, 1992.....      10,000      $10,000   $2,000,205   $1,011,347     $3,021,552
Net income  .......................          --           --           --      846,875        846,875
                                         ------      -------   ----------   ----------     ----------
Balances, at December 31, 1993.....      10,000      $10,000   $2,000,205   $1,858,222     $3,868,427
                                         ======      =======   ==========   ==========     ==========

                See accompanying notes to financial statements.

                     AMERICAN CAPITAL LEASING CORPORATION
                           STATEMENT OF CASH FLOWS
                         YEAR ENDED DECEMBER 31, 1993

 Cash flows provided by operating activities:
   Net income  .........................................   $ 846,875
                                                           ---------
   Adjustments to reconcile net income to net cash
     provided
     (used) by operating activities:
       Depreciation and amortization ...................      21,505
       Increase in allowance for uncollectible leases ..      60,912
       Changes in assets and liabilities:
          Increase in net investment in direct
            financing leases ...........................    (859,563)
          (Increase) decrease in prepaid expenses  .....       6,339
          Increase in accounts payable  ................     653,181
          Increase in amount due to affiliated company         4,365
          Increase in other accrued liabilities  .......      15,215
          Increase in lease deposits  ..................      64,243
                                                           ---------
            Total adjustments  .........................     (33,803)
                                                           ---------
            Net cash provided by operating activities  .     813,072
                                                           ---------
Cash flows used by investing activities --
   Purchase of equipment  ..............................     (10,810)
                                                           ---------
            Net cash used by investing activities  .....     (10,810)
                                                           ---------
Cash flows used by financing activities --
   Net reduction under line of credit agreement  .......    (800,000)
                                                           ---------
            Net cash used by financing activities  .....    (800,000)
                                                           ---------
            Net increase in cash  ......................       2,262
Cash at beginning of year  .............................     119,859
                                                           ---------
Cash at end of year  ...................................   $ 122,121
                                                           =========
Supplemental disclosure of cash flow information --
   Cash paid during the year for interest  .............   $ 460,127
                                                           =========

               See accompanying notes to financial statements.

                     AMERICAN CAPITAL LEASING CORPORATION
                        NOTES TO FINANCIAL STATEMENTS
                              DECEMBER 31, 1993

(1) SUMMARY OF ACCOUNTING POLICIES

(a) Nature of Business

   American Capital Leasing Corporation (the Company) was incorporated in the State of Oregon on September 5, 1989. The Company leases diversified types of equipment, generally for a period of three to five years which represents a substantial portion of the estimated economic life of the equipment.

(b) Accounting for Unearned Lease Income

   The Company accounts for its leases as direct financing leases under the provisions of Statement of Financial Accounting Standards No. 13, and accordingly, the aggregate lease payments to be received over the term of the leases plus the estimated residual value are capitalized as the Company's net investment in the leases. The excess of the investment in the leases over the cost of the equipment (unearned lease income) is recognized as income over the term of the leases on the interest method to reflect a constant periodic rate of return on the net investment in the leases.

(c) Furniture and Equipment

   The Company records all furniture and equipment at cost. Depreciation is provided over the estimated useful lives of the respective assets on the straight-line basis (generally five to ten years).

(d) Income Taxes

   The Company and its stockholders have elected treatment as an S Corporation under Federal income tax regulations whereby the Company is not subject to corporate income taxes. Accordingly, there is no provision for income taxes included in the accompanying financial statements.

(e) Earnings Per Share

   Earnings per common share are based on the weighted average number of common shares outstanding during the period. The weighted average number of common shares used in the earnings per common share computation for the year ended December 31, 1993 was 10,000 shares.

(2) NET INVESTMENT IN DIRECT FINANCING LEASES

   The following lists the components of the net investment in direct financing leases as of December 31, 1993:

Total minimum lease payments receivable  .....   $13,484,084
Less allowance for uncollectibles  ...........       178,912
                                                 -----------
                                                  13,305,172
Add estimated unguaranteed residual values of
  leased equipment ...........................     1,766,689
                                                 -----------
                                                  15,071,861
Less unearned income  ........................     3,579,901
                                                 -----------
   Net investment in direct financing leases     $11,491,960
                                                 ===========
Net investment classified as:
   Current  ..................................     3,622,736
   Noncurrent  ...............................     7,869,224
                                                 -----------
                                                 $11,491,960
                                                 ===========

   Future minimum lease payments to be received on direct financing leases are as follows:

 Year Ended December 31,
- -----------------------
  1994                    $ 5,535,197
  1995                      4,117,533
  1996                      2,180,242
  1997                      1,135,889
  1998                        515,223
                          -----------
     Total                $13,484,084
                          ===========

   The realization of the estimated residual value of leased property depends on the ultimate sale of the leased equipment at the end of the lease term. The residual value is not a part of the contractual agreement with the lessee but is based on values that have been realized in the past by the principals in the Company and their history with similar businesses.

(3) FURNITURE AND EQUIPMENT

   Furniture and equipment consists of the following at December 31, 1993:

Automobiles  ......................  $ 41,515
Furniture  ........................    16,151
Office equipment  .................    36,260
Computer software  ................    19,795
                                     --------
   Total cost  ....................   113,721
Less accumulated depreciation .....    57,569
                                     --------
  Net furniture and equipment .....  $ 56,152
                                     ========

(4) LEASES

   The Company leases office facilities under a month-to-month agreement and equipment under a long-term lease agreement. The equipment lease is classified as an operating lease and expired in November 1993. Rental expense for all leases was $16,470 for the year ended December 31, 1993.

(5) NOTE PAYABLE TO BANK

   Note payable at December 31, 1993 of $6,100,000 consists of draws upon the Company's loan and security agreement (hereinafter referred to as the agreement) with First Interstate Bank of Oregon. If the bank declines the Company's request to renew the agreement upon its expiration (June 30, 1994) or any subsequent expiration date, the Company shall be entitled to convert the then outstanding principle balance to an installment term loan (due 48 months from such expiration date). Borrowings under the agreement are secured by a continuing security interest in all goods of the Company (including receivables, intangible assets, furniture and equipment and cash) currently owned or hereinafter acquired by the Company. The agreement contains certain restrictive covenants with which the Company was in compliance as of December 31, 1994.

(6) RELATED PARTY TRANSACTIONS

   During the year ended December 31, 1993, the Company made equipment purchases from an affiliated company, in the amount of $678,578. Amounts due to such affiliated company of $101,856 related to these transactions are reflected as amount due to affiliated company in the accompanying balance sheet.

(7) SUBSQUENT EVENT

   On June 1, 1994, the Company entered into an agreement with American Equipment Leasing Co., Inc. (the buyer) wherein the Company agreed to sell all of its outstanding common stock as of June 1, 1994 to the buyer. Pursuant to the agreement, the Company is obligated to pay certain miscellaneous costs related to the acquisition in the amount of $400,000.

                   HORRIGAN AMERICAN, INC. AND SUBSIDIARIES
                       UNAUDITED PRO FORMA CONSOLIDATED
                      CONDENSED STATEMENT OF OPERATIONS

   The attached pro forma financial information gives effect to the acquisition of American Capital Leasing Corporation ("ACL") by the Company. The pro forma consolidated condensed statements of operations for the year ended December 31, 1993 reflects the operations of the combined entities as though the acquisition has been made at the beginning of 1993. It should be read in conjunction with the historical consolidated financial statements and notes thereto of the Company and ACL as of and for the year ended December 31, 1993.

   The pro forma financial information does not purport to be indicative of the actual results of operations that would have occurred if the acquisition had been consummated on the date indicated or that may be obtained in the future. Adjustments in anticipation of cost savings through consolidation of the Company and ACL are not included.

   The pro forma adjustments reflected in the pro forma statements of operations include adjustments to amortize the premium on the acquired net investment in finance receivables; to record the interest incurred on funds borrowed to fund the purchase and to refinance all outstanding debt of ACL, and to remove ACL's historical interest expenses; and to apply the Company's estimated incremental income tax rate.

                   HORRIGAN AMERICAN, INC. AND SUBSIDIARIES
                  UNAUDITED PRO FORMA CONSOLIDATED CONDENSED
                           STATEMENT OF OPERATIONS
                         Year ended December 31, 1993
                   ($ In thousands, except per share data)

                                             Horrigan       ACL        Pro Forma
                                            Historical   Historical   Adjustments   Pro Forma
                                          ------------ ------------ ------------- -----------
Finance Revenues:
  Commercial leasing and financing
    revenues  ........................... $   17,401       $1,899     $ (312)(a)   $   18,988
  Interest expense ......................      6,511          455        307 (b)        7,273
                                          ----------     ----------   ------       ----------
    Finance revenue margin  .............     10,890        1,444       (619)          11,715
  Provision for possible lease and loan
    losses  .............................      1,573          122          0            1,695
                                          ----------     --------     ------       ----------
    Finance revenues after provision for
      possible lease and loan losses ....      9,317        1,322       (619)          10,020
                                          ----------   ----------     ------       ----------
Net operating lease revenues  ...........      2,017            0          0            2,017
Total other operating revenues  .........      2,575           27          0            2,602
Operating expenses:  ....................
  Salaries and employees benefits .......     (4,566)        (237)         0           (4,803)
  Other expenses ........................     (4,265)        (265)         0           (4,530)
                                          ----------   ----------     ------       ----------
Earnings (loss) before income taxes and
  minority interest .....................      5,078          847       (619)           5,306
  Provision for income taxes ............      1,900            0         87 (c)        1,987
                                          ----------   ----------     ------       ----------
Earnings (loss) before minority interest       3,178          847       (706)           3,319
  Minority interest loss ................       (131)           0          0             (131)
                                          ----------   ----------     ------       ----------
Net earnings (loss)  .................... $    3,047       $  847     $ (706)      $    3,188
                                          ==========   ==========     ======       ==========
Net earnings per common share  .......... $     0.92                               $     0.97
                                          ==========                               ==========
Weighted number of shares outstanding  ..  3,278,159                                3,278,159
                                          ==========                               ==========

- ------
(a) The finance receivables acquired were valued at their estimated fair values as of May 31, 1994. The resulting premium is being amortized against finance revenue over the remaining life of the portfolio to produce a constant yield to maturity.

(b) The debt to fund the purchase of the capital stock of ACL and to pay-off all of the outstanding debt as of June 1, 1994 has been borrowed under existing Company credit lines at a rate of 7.3%. ACL's historical interest expense has been removed and replaced with estimated interest expense under the new funding terms using average balances outstanding for the period.

(c) The pro forma adjustment to the provision for income taxes is calculated using an estimated incremental income tax rate of 38%.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

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

     All of the officers except Richard W. Horrigan devote substantially all of their time to the activities of the Company.

                                              Year of
Name                                           Birth                         Position
- ----                                          -------      -------------------------------------------
John F. Horrigan, Jr........................   1928        Chairman of the Board of Directors and
                                                           Assistant Secretary (1952)
Richard W. Horrigan*........................   1928        Vice Chairman of the Board of Directors and
                                                           Treasurer (1952)
Arthur A. Haberberger.......................   1937        President, Chief Executive Officer, Assistant
                                                           Secretary and Director (1963)
W. Michael Horrigan.........................   1947        Senior Vice President, Assistant Secretary and
                                                           Director (1976)
Sidney D. Kline, Jr.........................   1932        Director (1979)
John A. Mullineaux, Jr.*....................   1950        Director (1983)
Elizabeth Horrigan Rathz*...................   1959        Director (1987)
Althea L. A. Skeels*........................   1951        Director (1990)
Richard W. Horrigan, Jr.*...................   1957        Director (1992)
Joanne Haberberger..........................   1944        Senior Vice President, Chief Human Resources
                                                           Officer and Secretary (1981)
John F. Horrigan, III.......................   1960        Vice President, Funds Management (1993)
Robert Ordway...............................   1945        Senior Vice President and Chief Financial
                                                           Officer (1978)
Vincent A. Faino............................   1952        Executive Vice President of AEL Leasing Co., Inc.
                                                           (1991)

- ----------
* Audit Committee member

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

      RICHARD W. HORRIGAN is Vice Chairman of the Board of Directors and Treasurer of the Company. Mr. Horrigan is associated with the Company part time; his principal occupation is President of Dick Horrigan Volkswagen, Inc. and President of Dick Horrigan, Inc., both of Reading, Pennsylvania. Mr. Horrigan is a member of the Berks County Regional Advisory Committee of Meridian Bancorp, Inc., Reading, Pennsylvania; and Past Chairman of the Board and member of the Executive Committee of the American Imported Automobile Dealers Association, Washington, D.C.

      ARTHUR A. HABERBERGER is President, Chief Executive Officer, Assistant Secretary, and a director of the Company and of its leasing and commercial financing subsidiaries and a director and an executive officer of each of its other operating subsidiaries. He has been employed by the Company since 1963.

      W. MICHAEL HORRIGAN is Senior Vice President, Assistant Secretary, and a director of the Company, and a director and Executive Vice President of its leasing and commercial financing subsidiaries. He has been employed by the Company since 1971.

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

      ALTHEA L. A. SKEELS is a director of the Company and of its leasing and commercial financing subsidiaries. In December 1994, Ms. Skeels co-founded Main Street Investment Advisors, Inc., a registered investment advisory firm headquartered in Moorestown, New Jersey. From March 1990 through October, 1994, she was Executive Vice President of Rittenhouse Financial Services, Inc., a registered investment advisory firm headquartered in Radnor, Pennsylvania. From 1975 to March 1990, Ms. Skeels was employed by Deloitte & Touche and its predecessor firm, Touche Ross & Co., and was a partner in the firm since 1987. Ms. Skeels is a certified public accountant.

      RICHARD W. HORRIGAN, JR., is a director of the Company and of its leasing and commercial financing subsidiaries. Since 1989, he has been Vice President of Customer Service and Finance with Wilkerson Corporation in Englewood, Colorado. He currently serves as a director of the Colorado Society of Certified Public Accountants, and as a director and secretary of the Financial Executive Institute, Rocky Mountain Chapter. Mr. Horrigan is a certified public accountant.

      JOANNE HABERBERGER is Senior Vice President, Chief Human Resources Officer, and Secretary of the Company, and Vice President, Chief Human Resources Officer and Secretary of its leasing and commercial financing subsidiaries. She has been employed by the Company since 1980. Ms. Haberberger is also a director of Inroads, a non-profit employee assistance program, and of the Reading Area Trainers Organization Chapter of the American Society for Training and Development.

      JOHN F. HORRIGAN, III, is Vice President, Funds Management, of the Company and of its leasing and commercial financing subsidiaries and a director of one of its leasing and financing subsidiaries. He is also President and a director of the Company's real estate investment and development subsidiary. He has been employed by the Company since 1987. He is a member of the Illinois Bar Association.

      ROBERT ORDWAY is Senior Vice President and Chief Financial Officer of the Company and of its leasing and commercial financing subsidiaries, and a director and officer of its investment subsidiary. He has been employed by the Company since 1977. Mr. Ordway is a certified public accountant.

      VINCENT A. FAINO is Executive Vice President of the Company's leasing and commercial financing subsidiaries, and President of the leasing subsidiary's legal market division. He has been employed by the Company since 1982. Mr. Faino is a member of the Equipment Leasing Association Lease Management Institute.

      John F. Horrigan, Jr., Richard W. Horrigan and W. Michael Horrigan are brothers. Elizabeth Horrigan Rathz and John F. Horrigan, III, are children of John F. Horrigan, Jr., and Richard W. Horrigan, Jr. is the son of Richard W. Horrigan. Mr. and Mrs. Haberberger are spouses.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

      The following table sets forth the cash compensation from the Company and its subsidiaries of the following executive officers of the Company.

                                                                          All Other
                                              Annual Compensation        Compensation
                                             ---------------------       -------------
           Name and                          Salary         Bonus          (Note A)
      Principal Position        Year            $             $               $
      ------------------        ----          ------        -----           -------
John F. Horrigan, Jr.           1994         $120,000        $33,766        $24,411
Chief Executive Officer         1993         $119,100        $53,506        $21,843
                                1992         $112,503        $49,906        $ 9,259
Arthur A. Haberberger           1994         $127,404        $58,190        $18,415
Chief Operating Officer         1993         $110,077        $66,120        $23,972
                                1992         $103,962        $47,189        $ 9,461
W. Michael Horrigan             1994         $ 87,200        $21,086        $15,192
Senior Vice President           1993         $ 86,321        $22,462        $14,275
                                1992         $ 84,500        $23,123        $ 5,548
Vincent A. Faino                1994         $117,286        $ 4,730        $10,535
Senior Vice President           1993         $105,810        $ 2,465        $11,232
                                1992         $101,583        $12,308        $11,339
John F. Horrigan, III           1994         $ 86,800        $30,301        $ 9,092
Vice President                  1993         $ 85,000        $17,990        $11,024
                                1992         $ 70,000        $19,515        $ 8,319

NOTE A: All other compensation for the year ended December 31, 1994 includes the following: for J. F. Horrigan. Jr. - split dollar insurance ($1,477), group life insurance over $50,000 ($1,197), 401(k) employer match and profit sharing plan contribution ($16,237) and director fees ($5,500); for A. A. Haberberger - group life insurance over $50,000 ($9OO), 401(k) employer match and profit sharing contribution ($12,015) and director fees ($5,500); for W. M. Horrigan - group life insurance over $50,000 ($348), 401(k) employer match and profit sharing contribution ($9,344) and director fees ($5,500); for V. A. Faino - group life insurance over $50,000 ($10) and 401(k) employer match and profit sharing contribution ($10,525); and for J. F. Horrigan, III - group life insurance over $50,000 ($5) and 401(k) employer match and profit sharing contribution ($9,087).

      The Company is party to employment agreements with each of the named officers. Under these agreements the Company is to pay for 1995 a minimum of $110,000 to John F. Horrigan, Jr., $135,000 to Mr. Haberberger, $90,600 to W. Michael Horrigan, $100,000 to Mr. Faino and $91,000 to John F. Horrigan, III. The agreements provide these officers with such benefits as life and health insurance, seniority bonuses, salary continuation to dependents in the event of death, and participation in the Company's 401(k) Plan. They also provide for the Company to pay an officer who is discharged without cause up to one year's compensation based on his pre-termination salary and incentive bonuses. At present, such payments would amount to approximately $146,636 to John F. Horrigan, Jr., $180,518 to Mr. Haberberger and $107,641 to W. Michael Horrigan.

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

Stock Options

      The following table sets forth certain information regarding options exercised during 1994 by the named executive officers of the Company and the unexercised options for these individuals as of December 31, 1994.

     Aggregated Option Exercises in 1994 and December 31, 1994 Option Value

                                                                             Number of      Value  of
                                                                            Unexercised    Unexercised
                                                  Shares                     Options at    In-the-Money
                                                 Acquired       Value         12/31/94      Options at
                                               On Exercise     Realized       (Note A)       12/31/94
    Name                                          (#)            ($)            (#)             ($)
    ----                                       -----------     --------      ----------     -----------
John F. Horrigan, Jr......................        2,250          $4,702         7,785          $20,685
Arthur A. Haberberger.....................        2,250          $4,702         7,785          $20,685
W. Michael Horrigan.......................           -               -          4,800          $12,256
Vincent A. Faino..........................        1,400          $2,926         4,300          $11,376
John F. Horrigan, III.....................           -               -          4,800          $12,256

NOTE A: All options are exercisable as of December 31, 1994.

Long-Term Incentive Plans

      The following table sets forth certain information regarding the number of units awarded to each of the named executive officers of the Company in 1994 under the Company's Phantom Stock Plan.

                   Long-Term Incentive Plans - Awards in 1994

                                                     Number of      Performance or Period Until
                                                   Shares, Units       Maturation or Payout
      Name                                        or Other Rights         (see below)
      ----                                        ---------------    --------------------------
John F Horrigan. Jr............................       3,000                 Retirement
Arthur A. Haberberger..........................       5,000                 Retirement
W. Michael Horrigan............................       2,000                 Retirement
Vincent A. Faino...............................       3,000                 Retirement
John F. Horrigan. III..........................       3,000                 Retirement

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

      A phantom stock unit does not represent or entitle the recipient to any equity securities of the Company but instead involves the creation of an unfunded account for the recipient, the value of which is measured by reference to the value of the Company's common stock. Units vest in stages between the fifth and tenth anniversaries of an officer's becoming a participant in the Plan. Vesting is accelerated upon the participant's normal retirement, death or disability. All units are forfeited (even if previously vested) if a participant resigns or is dismissed for cause. The value of a participant's account is determined at the time of his or her retirement, death or disability, or at the time the participant is discharged by the Company without cause, to be equal to
(1) the excess of the per-share fair market value of the Company's common stock at that time over the per-share fair market value at the respective dates of awards of units, times the number of units credited to the account at the time of determination, plus (2) the per-share amount by which common stock dividends paid in any year after an award of units exceeds 20% of the consolidated net earnings per share of the Company for the immediately preceding fiscal year, times the number of units credited to the account at the relevant dividend payment dates.

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

Compensation Committee Interlocks and Insider Participation

      In 1994, the Company formed an Executive Compensation Committee, comprised of John A. Mullineaux, Jr., Elizabeth A. Rathz, and Althea L. A. Skeels, directors of the Company. None of the committee members is or has ever been an officer or employee of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

      The following table contains the indicated information as of February 28, 1994, concerning the ownership of the Company's common stock (the only class of voting securities), by the Company's directors and executive officers and by all persons who to the Company's knowledge own beneficially more than 5% of the Company's common stock. Except as otherwise indicated, such ownership consists of sole voting and investment power. Some or all of these persons may be deemed to be "parents" of the Company.

                                                           Number of          Rights to     Percent
                                                          shares owned         acquire      of class
                                                          ------------        ---------     --------
John F. Horrigan, Jr.................................      299,167(1)           7,785         9.8
6 Commerce Drive
Shillington, PA

Richard W. Horrigan..................................      286,608(2)               -         9.2
3817 Reiff Place
Reiffton, PA

W. Michael Horrigan..................................      223,344              4,800         7.3
6 Commerce Drive
Shillington,  PA

                                                           Number of          Rights to     Percent
                                                          shares owned         acquire      of class
                                                          ------------        ---------     --------
Arthur A. Haberberger................................      315,775(3)            7,785        10.3
6 Commerce Drive
Shillington, PA

Sidney D. Kline, Jr..................................        6,168                   -         0.2
21 Merrymount Road
Wyomissing, PA

John A. Mullineaux, Jr...............................        7,855                   -         0.2
141 West Sunhill Road
Manheim, PA

Elizabeth Horrigan Rathz.............................      137,181(4)                -         4.4
2611 Fountain Hill Drive
Wexford, PA

Richard W Horrigan, Jr...............................       62,064(5)                -         2.0
9729 E. Ida Circle
Greenwood Village, CO

Althea L. A. Skeels..................................        2,328                   -         0.1
767 Golf View Road
Moorestown, NJ

John F. Horrigan, III................................      329,484(6)(7)         4,800        10.7
401 South LaSalle, Suite 608
Chicago, IL

Mary Jo Dever........................................      315,644(7)(8)             -        10.1
12 High Street
Mt. Penn, Reading, PA

All directors and executive officers (15 persons)....    1,698,996              45,370        55.0

- ----------
(1) Includes 1,760 shares owned jointly by Mr. J. F. Horrigan, Jr., and his wife.

(2) Includes 1,800 shares owned jointly by Mr. R. W. Horrigan and his wife.

(3) Includes 40,490 shares held by Mr. Haberberger as trustee under trusts established by Mr. W. Michael Horrigan for his children and not reflected opposite Mr. Horrigan's name in the table.

(4) Includes 19,650 shares held by Ms. Rathz and her husband as custodians for their children.

(5) Includes 1,075 shares held by Mr. Richard W. Horrigan, Jr. and his wife as custodians for their child.

(6) Includes 25,953 shares held by Mr. John F. Horrigan, III and his wife as custodians for their children.

(7) Includes 200,000 shares held by the Horrigan Family Trust (established by
    J. F. Horrigan, Jr.), of which Mr. John F. Horrigan, III and Ms. Mary Jo Dever are co-trustees.

(8) Includes 20,153 shares held by Ms. Dever and her husband as custodians for their child.

      Solely for the purpose of presenting information on the cover of this report concerning the market value of voting stock held by non-affiliates, the Company has excluded shares owned or controlled by its directors or executive officers.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Company and all the individual common stockholders are parties to an agreement restricting the right of the individual stockholders to dispose of their stock in the Company and (with certain exceptions for transfers to family members and to other stockholders) giving the Company or the other individual parties to the agreement, in the event of a voluntary sale by one of the individuals, the right but not the obligation to purchase the shares of common stock offered for sale by the individual. The agreement provides that the purchase price in such event will be determined as of the last day of the calendar quarter immediately preceding such purchase, by any reasonable method selected by the Board of Directors of the Corporation. In the event the Company and the other individual stockholders decline to purchase all the common stock, the other individual common stockholders retain the right to purchase the common stock at a price offered by the third party.

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

      J. F. Horrigan, Jr. and eight investment partnerships consisting of various combinations of J. F. Horrigan, Jr., A. A. Haberberger, Sidney D.
Kline, Jr., and various members of their families have invested as limited partners in nine real estate partnerships sponsored by American Real Estate Investment and Development Co. ("American Real Estate"), a wholly-owned subsidiary of the Company (see "Business - Real Estate"). American Real Estate is a general partner in each of the real estate partnerships and is also a limited partner in four of them. The Company is a general partner (in addition to American Real Estate) in one of the partnerships. Unaffiliated persons are limited partners in eight of the real estate partnerships. In each case, the investment partnership acquired its interest in the real estate partnership on terms not more favorable than those offered to American Real Estate and the Company and to unaffiliated persons. The Company leases its Corporate Office (which also contains various leasing departments) from one of the real estate partnerships for an annual rental of $343,000. The Company is also leasing storage space from another real estate partnership for an annual rental of $5,000. The Company has loaned $2,115,000 to five of the real estate partnerships and has guaranteed $1,540,000 of indebtedness of two of the real estate partnerships. Mr. and Mrs. Haberberger are limited partners in a partnership to which the Company has finance receivables of $183,000 outstanding as of December 31, 1994.

      Stevens & Lee, of which Sidney D. Kline, Jr. is a principal, has from time to time performed legal services for the Company and may perform services for the Company in 1995.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following documents are filed (or incorporated by reference, as indicated) as part of this report:

      1. Financial statements: Horrigan American, Inc. and subsidiaries:

         - consolidated balance sheets as of December 31, 1994 and 1993;

         - consolidated statements of earnings for the years ended December 31, 1994, 1993 and 1992;

         - consolidated statements of changes in stockholders' equity for the years ended December 31, 1994, 1993 and 1992;

         - consolidated statements of cash flows for the years ended December 31, 1994, 1993 and 1992

         - notes to consolidated financial statements.

      2. Financial statement schedules.- None.

      3. Exhibits. The following exhibits are filed herewith or incorporated by reference, as indicated. Exhibits 10.1 through 10.7, 10.16 through 10.18, and
10.21 are compensatory contracts, plans or arrangements in which certain members of registrant's management participate.

      Certain exhibits are incorporated by reference to registrant's registration statement on Form S-2, No. 33-52745, filed March 18, 1994 (the "1994 Registration Statement") or Amendment No. 1 thereto, filed April 26, 1994 (the "1994 Amendment"); to registrant's current report on Form 8-K, dated June 15, 1994 (the "1994 8-K"); to registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (the "1993 10-K"); to registrant's registration statement on Form S-2, No. 33-59620, filed March 16, 1993 (the "1993 Registration Statement"); to registrant's current report on form 8-K, filed June 16, 1993 (the "1993 8-K"); to registrant's annual report on Form 10-K for the year ended December 31, 1992 (the "1992 10-K"); to registrant's registration statement on Form S-2, No. 33-46346, filed March 12, 1992 (the "1992 Registration Statement"); to registrant's current report on Form 8-K, filed February 18, 1992 (the "1992 8-K"); to registrant's annual report on Form 10-K for the year ended December 31, 1991 (the "1991 10-K"); to registrant's registration statement on Form S-2, No. 33-39469, filed March 15, 1991 (the "1991 Registration Statement"); to registrant's annual report on Form 10-K for the year ended December 31, 1990 (the "1990 10-K"); to registrant's registration statement on Form S-2, No. 33-33771, filed March 7, 1990 (the "1990 Registration Statement"), to registrant's annual report on Form 10-K for the year ended December 31, 1989 (the "1989 10-K"); to registrant's registration statement on Form S-2, No. 33-28009, filed April 7, 1989 (the "1989 Registration Statement"); to registrant's registration statement on Form S-2, No. 33-20953, filed March 30, 1988 (the "1988 Registration Statement"); to registrant's Annual Report on Form 10-K for the year ended December 31, 1987 (the "1987 Form 10-K"); to registrant's registration statement on Form S-2, No. 33-12869, filed March 24, 1987 (the "1987 Registration Statement"); to registrant's registration statement on Form S-2, No. 33-4051, filed March 17, 1986 (the "1986 Registration Statement"); to registrant's Annual Report on Form 10-K for the year ended December 31, 1985 (the "1985 Form 10-K"); to registrant's registration statement on Form S-1, No. 2-96525, filed March 19, 1985 (the "1985 Registration Statement"), to registrant's Registration Statement on Form S-1, No. 2-90161, filed March 26, 1984 (the "1984 Registration Statement"); to registrant's registration statement on Form S-1, No. 2-82551, filed March 21, 1983 (the "1983 Registration Statement") or Amendment No. 1 thereto, filed April 28, 1983 (the "1983 Amendment"); to Amendment No. 1 to the registration statement on Form S-1. No. 2-76479, of registrant's predecessor, Horrigan Companies, Inc. ("HCI"), filed April 14, 1982 (the "1982 Amendment"); to Amendment No. 1, filed April 24, 1981, to HCI's registration statement on Form S-1, No. 2-71420, (the "1981 Amendment"); or to Amendment No. 1 to HCI's registration statement on Form S-1, No. 2-58452; filed July 1, 1977 (the "1977 Amendment").

 Exhibit                        Exhibit                              Incorporation by Reference
   No.                        Description                                  (if applicable)
- --------      -------------------------------------                -----------------------------------------
   2.1        Asset Purchase Agreement dated                       Exhibit 1 to the 1992 8-K is incorporated
              January 31, 1992, among Reli Financial               by reference
              Corp., American Commercial Credit
              Corp., and AEL Leasing Co., Inc.
              (Schedules, described in the agreement,
              are omitted but will be furnished
              supplementally to the Commission upon
              request.)

   2.2        Non-Competition Agreement dated                      Exhibit 2 to the 1992 8-K is incorporated
              January 31, 1992, among General                      by reference
              Electric Capital Corporation,
              LeaseAmerica Corporation, Reli
              Financial Corp., AEL Leasing Co., Inc.,
              and American Commercial Credit Corp.

   2.3        Agreement for Purchase and Sale of                   Exhibit 1 to the 1993 8-K is incorporated
              Stock dated June 1, 1993, between KOA                by reference
              Holdings, Inc. and American Commercial
              Credit Corp. (Schedules and  exhibits,
              described in the agreement, are omitted
              but will be furnished supplementally to
              the Commission upon request.)

   2.4        Non-Competition Agreement dated June                 Exhibit 2 to the 1993 8-K is incorporated
              1, 1993, between KOA Holdings, Inc. and              by reference
              American Commercial Credit Corp.

   2.5        Consulting Agreement dated June 1,                   Exhibit 3 to the 1993 8-K is incorporated
              1993, between American Commercial                    by reference
              Credit Corp. and Thomas O'Connor

   2.6        Agreement for Purchase and Sale of Stock             Exhibit 1 to the 1994 8-K is
              dated June 1, 1994, among Mitchell                   incorporated by reference
              Jacobson, Marjorie Gershwind and American
              Equipment Leasing Co., Inc. (Schedules
              and exhibits, described in the agreement,
              are omitted but will be furnished
              supplementally to the Commission on Request)

   2.7        Non-Competitive Agreement dated June 1, 1994,        Exhibit 2 to the 1994 8-K is
              among Mitchell Jacobson, Marjorie Gershwind          incorporated by reference
              and American Leasing Co., Inc.

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

   4.2        First Supplemental Indenture                         Exhibit 4(a)(2) to the 1981 Amendment is
                                                                   incorporated by reference

   4.3        Second Supplemental Indenture                        Exhibit 4(a)(3) to the 1982 Amendment is
                                                                   incorporated by reference

   4.4        Third Supplemental Indenture                         Exhibit 4.4 to the 1983 Registration
                                                                   Statement is incorporated by reference

   4.5        Fourth Supplemental Indenture                        Exhibit 4.5.1 to the 1983 Amendment is
                                                                   incorporated by reference

 Exhibit                        Exhibit                              Incorporation by Reference
   No.                        Description                                  (if applicable)
- --------      -------------------------------------                -----------------------------------------
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

   4.12       Eleventh Supplemental Indenture                      Exhibit 4.12 to the 1990 Registration
                                                                   Statement is incorporated by reference

   4.13       Twelfth Supplemental Indenture                       Exhibit 4.13 to the 1991 Registration
                                                                   Statement is incorporated by reference

   4.14       Thirteenth Supplemental Indenture                    Exhibit 4.14 to the 1991 10-K is
                                                                   incorporated by reference

   4.15       Fourteenth Supplemental Indenture                    Exhibit 4.15 to the 1992 Registration
                                                                   Statement is incorporated by reference

   4.16       Fifteenth Supplemental Indenture                     Exhibit 4.16 to the 1993 Registration
                                                                   Statement is incorporated by reference

   4.17       Sixteenth Supplemental Indenture                     Exhibit 4.17 to the 1994 Registration
                                                                   Statement is incorporated by reference

   4.18       Seventeenth Supplemental Indenture                   Exhibit 4.19 to the  1994 Amendment
                                                                   is incorporated by reference

   4.19       Form of Passbook Series Subordinated                 Exhibit 4.16 to the 1992 Registration
              Investment Certificates                              Statement is incorporated by reference

              Unsecured Funding Program*

   4.20       Schedule identifying lenders and certain             Filed herewith
              terms

   4.21       Example of loan and suretyship                       Exhibit 4.16a to the 1993
              agreements with various lenders.                     10-K is incorporated by reference

              Employment agreements:
  10.1        J. F. Horrigan, Jr.
  10.2        A. A. Haberberger
  10.3        W. M. Horrigan                                       Filed herewith
  10.4        V. A. Faino
  10.5        J. F. Horrigan, III

              Split-Dollar Insurance
  10.6        J. F. Horrigan, Jr., 11/27/85                        Exhibits 10.8 and 10.9 to the 1985 10-K
  10.7        R. W. Horrigan, 11/27/85                             are incorporated by reference

  10.8        Amended and Restated Shareholders                    Exhibit 10.21 to the 1985 10-K is
              Agreement dated as of April 16, 1985                 incorporated by reference

  10.9        Amendment to Exhibit 10.8                            Filed herewith

              Redemption Agreements
  10.10       J. F. Horrigan, Jr.                                  Exhibits 10.8 through 10.10 to the 1993
  10.11       A. A. Haberberger                                    10-K are incorporated by reference
  10.12       W. M. Horrigan

 Exhibit                        Exhibit                              Incorporation by Reference
   No.                        Description                                  (if applicable)
- --------      -------------------------------------                -----------------------------------------
  10.13       Amedment to Exhibit 10.10                            Filed herewith

  10.14       Amedment to Exhibit 10.11                            Filed herewith

  10.15       Amedment to Exhibit 10.12                            Filed herewith

  10.16       Horrigan American. Inc.                              Exhibit 10.12 to the 1993 10-K
              401(k) Retirement Plan                               is incorporated by reference

  10.17       Amendment to Exhibit 10.16                           Filed herewith

  10.18       1987 Stock Option Plan                               Exhibit 10.20 to the 1987 10-K is
                                                                   incorporated by reference

  10.19       Stockholders Agreement for Outside                   Exhibit 10.25 to the 1985 10-K is
              Directors dated March 25, 1985                       incorporated by reference

  10.20       Amendment to Exhibit 10.19                           Filed herewith

  10.21       Phantom Stock Plan                                   Exhibit 10.15 to the 1993 10-K is
                                                                   incorporated by reference

  11          Statement of calculation of earnings per             Filed herewith
              share

  12          Statement of calculation of ratios of                Filed herewith
              earnings to fixed charges

  22          Subsidiaries of the Registrant                       Filed herewith

  27          Financial Data Schedule                              Filed herewith

- ----------
* Other instruments defining the rights of holders of long-term debt of registrant and its subsidiaries are not filed, pursuant to paragraph
(b)(4)(iii)(A) of Item 601 of Regulation S-K. Registrant agrees to furnish a copy of any such instrument to the Commission upon request.

      (b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                                   SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           HORRIGAN AMERICAN, INC.



DATED: March 20, 1995                      By:   /s/  JOHN F. HORRIGAN, JR
                                              ------------------------------
                                                   John F. Horrigan, Jr.
                                                        Chairman

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signatures                        Title                                 Date
       ----------                        -----                                 ----
/s/ JOHN F. HORRIGAN, JR.     Chairman of the Board of Directors           March 20, 1995
- ----------------------------
  John F. Horrigan, Jr.

/s/ RICHARD W. HORRIGAN       Vice Chairman of the Board of                March 20, 1995
- ----------------------------    Directors
  Richard W. Horrigan

/s/ ARTHUR A. HABERBERGER     President (principal executive officer)      March 20, 1995
- ----------------------------    and Director
  Arthur A. Haberberger

/s/ W. MICHAEL HORRIGAN       Director                                     March 20, 1995
- ----------------------------
  W. Michael Horrigan

/s/  SIDNEY D. KLINE, JR.     Director                                     March 20, 1995
- ----------------------------
  Sidney D. Kline, Jr.

/s/ ROBERT ORDWAY             Senior Vice President (principal             March  20, 1995
- ----------------------------    financial and accounting officer)
  Robert Ordway