Form 10-Q
period 1995-03-31
HORRIGAN AMERICAN INC
filed 1995-05-12
CIK 716801

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-Q


 [ x ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1995

 [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

   For the transition period from             to
                                  ------------   ------------

                         Commission file number 2-82551
                                                -------


                            HORRIGAN AMERICAN, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its Charter)


     Pennsylvania                                      23-2224614
- -----------------------                             --------------
(State of Incorporation)                           (I.R.S. Employer
                                                   Identification No.)


6 Commerce Drive
Shillington, Pennsylvania 19607-9704                 19612-3428
- ------------------------------------                 ----------
(Address of Principal                                (Zip Code)
  Executive Offices)


Registrant's telephone number, including area code: (610) 775-5199
                                                   -----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              YES     X                  NO
                   ------                   ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                       Outstanding at April 30, 1995
- ---------------------------             -----------------------------
Common Stock - $1 par value                    3,103,790 Shares

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION


Consolidated Balance Sheets:
  March 31, 1995 (Unaudited) and December 31, 1994.............   2

Unaudited Consolidated Statements of Operations:
  Three Months Ended March 31, 1995 and 1994...................   3

Unaudited Consolidated Statements of Cash Flows
  Three Months Ended March 31, 1995 and 1994...................   4

Notes to Unaudited Consolidated Financial Statements...........   5

Management's Discussion and Analysis of Financial
  Condition and Results of Operations..........................   7



PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K......................  15

Signatures.....................................................  16

                         PART I - FINANCIAL INFORMATION

                   HORRIGAN AMERICAN, INC., AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                              March 31,    December 31,
                                                               1995           1994
(In thousands)                                              (Unaudited)
- -------------                                               -----------    ------------
Cash .....................................................    $  1,489       $  1,947
Debt and equity securities ...............................       2,027          2,335
Net investment in finance receivables.....................     154,744        148,073
Equity investments in real estate
  partnerships ...........................................          27            121
Property under operating leases, net .....................      32,513         35,022
Property and equipment, net ..............................       1,514          2,560
Other assets .............................................       2,800          4,272
                                                              --------       --------
                                                              $195,114       $194,330
                                                              ========       ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Short-term borrowings ....................................    $ 23,592       $ 23,393
Accounts payable and accrued expenses ....................       7,220          6,468
Customer deposits ........................................       2,176          2,316
Long-term debt:
  Recourse ...............................................     112,786        110,636
  Nonrecourse ............................................      18,044         20,577
                                                              --------       --------
    Total Liabilities ....................................     163,818        163,390
                                                              --------       --------
Minority interest ........................................         210            494
                                                              --------       --------
Stockholders' equity:
  Common stock, $1 par value; authorized
    10,000,000 shares; issued 3,105,170 shares
    in 1995 and 3,128,262 shares in 1994;
    outstanding 3,103,790 shares in
    1995 and 3,126,762 shares in 1994 ....................       3,105          3,128
  Capital in excess of par value .........................           0            106
  Net unrealized holding gains for available-for-
    sale securities, net of tax ..........................         980            752
  Retained earnings ......................................      27,014         26,474
  Less treasury stock, at cost; 1,380 shares in
    1995 and 1,500 shares in 1994 ........................         (13)           (14)
                                                              --------       --------
       Total Stockholders' Equity ........................      31,086         30,446
                                                              --------       --------
                                                              $195,114       $194,330
                                                              ========       ========

                   HORRIGAN AMERICAN, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                  (UNAUDITED)

(In thousands, except per share amounts)                         1995      1994
- ---------------------------------------                          ----      ----
Finance revenues:
   Commercial leasing and financing revenues .............   $ 4,988    $ 4,226
   Interest expense ......................................     2,168      1,447
                                                             -------    -------
       Finance revenue margin ............................     2,820      2,779
   Provision for possible lease and loan losses ..........       138        188
                                                             -------    -------
       Finance revenues after provision for possible
         lease and loan losses ...........................     2,682      2,591
                                                             -------    -------
Operating lease revenues:
   Rents on real estate operating leases .................     1,458      1,282
   Rents on equipment operating leases ...................        69         37
                                                             -------    -------
       Total operating lease revenues ....................     1,527      1,319
   Interest expense ......................................       686        690
   Depreciation ..........................................       318        283
                                                             -------    -------
       Net operating lease revenues ......................       523        346
                                                             -------    -------
Other operating revenues:
   Customer service fees .................................       273        269
   Management and broker income ..........................        33         51
   Furniture and equipment sales, net of cost
     of goods sold .......................................       148        172
   Equity loss in real estate partnerships ...............       (97)       (71)
   Gain on sale of debt and equity securities. ...........        85         --
   Other income ..........................................       575        151
                                                             -------    -------
       Total other operating revenues ....................     1,017        572
                                                             -------    -------
Operating expenses:
   Salaries and employee benefits ........................     1,326      1,202
   Depreciation and amortization .........................       101        103
   Other taxes ...........................................       162        191
   Credit and collection .................................        57         62
   Other expenses ........................................       877        657
                                                             -------    -------
       Total operating expenses ..........................     2,523      2,215
                                                             -------    -------
Earnings before income taxes and
  minority interest.......................................     1,699      1,294
   Income tax provision ..................................       671        485
                                                             -------    -------
Earnings before minority interest ........................     1,028        809
   Minority interest income ..............................       (36)       (29)
                                                             -------    -------
Net earnings .............................................   $   992    $   780
                                                             =======    =======
Net earnings per common share ............................   $  0.32    $  0.25
                                                             =======    =======

                   HORRIGAN AMERICAN, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE M0NTHS ENDED MARCH 31, 1995 AND 1994
                                  (UNAUDITED)

(In thousands)                                                     1995       1994
- -------------                                                      ----       ----
Cash flows from operating activities:
   Finance revenues received ..................................  $ 4,372   $  3,800
   Rentals and other cash received ............................    3,020      2,245
   Lease purchase options received ............................      546        568
   Dividends received .........................................       12          5
   Interest paid ..............................................   (2,738)    (2,048)
   Cash paid to suppliers and employees .......................   (3,242)    (2,818)
   Income taxes refunded ......................................       12        202
                                                                 -------   --------
     Net cash provided by operating activities
        (Note 4) ..............................................    1,982      1,954
                                                                 -------   --------
Cash flows from investing activities:
   Originations and purchases of finance receivables ..........  (28,645)   (17,173)
   Principal collections of finance receivables ...............   22,932     17,606
   Proceeds from sale of debt and equity securities ...........      738         --
   Acquisition of property under operating leases .............     (113)       (37)
   Proceeds from sale of property under
     operating leases .........................................      200          4
   Acquisition of property and equipment ......................      (17)       (35)
   Acquisition of equity, partnership and long-term
     investments ..............................................      (21)       (34)
   Proceeds from sale of equity, partnership and
     long-term investments ....................................    1,123         14
   Insurance premium paid increasing cash value ...............       (4)        (4)
                                                                 -------   --------
     Net cash provided by (used by)
        investing activities ..................................   (3,807)       341
                                                                 -------   --------
Cash flows from financing activities:
   Issuance of common stock ...................................        1         --
   Minority capital paid ......................................     (573)        --
   Dividends paid and partnership distributions ...............     (298)      (352)
   Short-term debt borrowings .................................   46,500     33,000
   Short-term debt repayment ..................................  (46,250)   (33,500)
   Long-term debt borrowings ..................................   16,000     10,489
   Long-term debt repayment ...................................  (14,123)   (12,953)
   Certificate borrowings .....................................    1,715      1,826
   Certificate repayment ......................................   (1,470)    (1,176)
   Net change in customer deposits ............................     (135)      (104)
                                                                 -------   --------
     Net cash provided by (used by)
     financing activities .....................................    1,367     (2,770)
                                                                 -------   --------
Net decrease in cash ..........................................     (458)      (475)
   Cash at beginning of year ..................................    1,947      2,160
                                                                 -------   --------
   Cash at end of quarter .....................................  $ 1,489   $  1,685
                                                                 =======   ========

                   HORRIGAN AMERICAN, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1. UNAUDITED STATEMENTS

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Horrigan American, Inc. as of March 31, 1995, and the results of its operations and cash flows for the three month period ended March 31, 1995 and 1994.

     The accounting policies followed by the Company are set forth in note A to the Company's 1994 consolidated financial statements included in its 1994 Form 10-K.

     The consolidated financial statements include the accounts of Horrigan American, Inc., eight wholly-owned subsidiaries, one wholly-owned subsidiary for two months (see "Subsidiary Spin-off"), and twenty-nine real estate partnership investments (see "Other Operating Revenues").

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

     Following are details on the net earnings and number of shares used in the computation:
                                                Three Months Ended
                                                     March 31,
                                                ------------------
                                                  1995       1994
                                                  ----       ----
Net earnings ...............................  $  992,000  $  780,000
Dividends on preferred shares ..............          --      (4,000)
                                              ----------  ----------
Net earnings applicable to common
   shares ..................................  $  992,000  $  776,000
                                              ==========  ==========
Weighted average common shares and
   dilutive stock options ..................   3,135,070   3,113,814
                                              ==========  ==========
Net earnings per common share ..............      $ 0.32      $ 0.25
                                                  ======      ======


NOTE 3.  DIVIDENDS PER SHARE

Following are details on dividends declared and paid:

                                              Three months ended
                                                   March 31,
                                              ------------------
                                                1995      1994
                                                ----      ----
Dividends per preferred share ..............   $  --     $2.00
Dividends per common share .................   $0.08     $0.10

NOTE 4.  CASH FLOW INFORMATION

The following is the reconciliation of net earnings to net cash provided by operating activities for the three months ended March 31:

(In thousands)                                                1995       1994
- -------------                                                 ----       ----
Net earnings ..............................................  $  992     $  780
Noncash expenses, revenues, losses and gains
 included in net earnings:
   Depreciation and amortization ..........................     419        386
   Excess of provision for income taxes
      over income taxes paid ..............................     682        687
   Net change in prepaid expenses and payables ............    (413)      (427)
   Decrease in income receivable ..........................     290          3
   Lease purchase options: cash received in
      excess of earned ....................................     181        319
   Increase in interest payable ...........................     117         90
   Gain on sale of marketable securities, finance and
      operating leases, property and equipment,
      and investments .....................................    (558)      (181)
   Provision for possible lease and loan losses ...........     138        188
   Equity loss in real estate partnerships
      and associated companies ............................      98         80
   Minority interest income ...............................      36         29
                                                             ------     ------
   Net cash provided by operating activities ..............  $1,982     $1,954
                                                             ======     ======

The following is a schedule of noncash investing and financing activities for the three months ended March 31:

(In thousands)                                                1995      1994
- -------------                                                 ----      ----
Change in carrying value of available-for-sale securities:
   Debt and equity securities ...........................  $   345     $  (385)
   Deferred tax (liability) benefit .....................  $  (117)    $   130
   Net unrealized holding gains for
     available-for-sale securities ......................  $  (228)    $   255


Sales of ownership interest in real estate partnerships,
  previously included in the consolidated financial
  statements:
   Operating lease assets and other assets ..............  $(3,060)    $    --
   Long-term debt and other liabilities .................  $ 2,498     $    --
   Partnership capital ..................................  $   562     $    --


Exchange of stock by shareholders for ownership interest
  in subsidiary company previously included in the
  consolidated financial statements:
   Common stock .........................................  $    23     $    --
   Paid in capital ......................................  $   106     $    --
   Retained earnings ....................................  $   202     $    --
   Equity investment in subsidiary company ..............  $  (331)    $    --
   Subsidiary's assets ..................................  $(1,270)    $    --
   Subsidiary's long-term debt and other liabilities ....  $   915     $    --
   Stockholder's equity of subsidiary ...................  $   355     $    --

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net Earnings

   The Company generated net earnings of $992,000 for the first three months of 1995 compared to net earnings of $780,000 for the same period a year ago. The components of these changes are discussed in the following sections.


Total Finance Revenues

   Commercial leasing and financing revenues were $4,988,000 for the first three months of 1995 compared to $4,226,000 for the first three months of 1994, resulting in a 18.0% increase.

   This increase in total finance revenues is primarily due to a higher average outstanding balance of finance receivables, principally the result of an increase in total volume of new leases and loans generated through the Company's sales efforts and the acquisition of a portfolio of finance receivables during the second quarter of 1994. Net direct finance lease receivables and commercial finance receivables totalled $154,744,000 as of March 31, 1995, compared to $121,076,000 as of March 31, 1994.

   This increase in volume has reduced the negative impact of lower yields on the lease and loan portfolio. Lower yields resulted from the mix of the Company's newly acquired leases and loans, which consists of higher transaction sizes with lower implicit yields since the lessees are more rate sensitive.


Finance Revenue Margin

   Finance revenue margin represents the difference between total finance revenues and the amount the Company pays as interest on short-term borrowings and long-term debt allocated to finance receivables. The Company's finance revenue margin was $2,820,000 for the first three months of 1995 and $2,779,000 for the first three months of 1994.

   The Company's finance revenue margin increased $41,000 (1.5%) for the first three months of 1995 compared to the same period a year ago. Total finance revenues increased 18.0% in 1995 from 1994 and interest expense increased 49.8% for the same period. The average interest rate at which the Company prices its products decreased 66 basis points to 12.82% in 1995 from 13.48% for the first three months of 1994. The average interest rate on the Company's borrowings increased 89 basis points to 7.22% in 1995 from 6.33% for the first three months of 1994.

   The net increase in finance revenue margin was due principally to a $30,277,000 increase in average outstanding earning assets for the first three months of 1995 compared to the same period a year ago. Average outstanding debt increased $27,508,000 for the same period. The Company continues to market higher average balance commercial leasing and financing contracts, with lower implicit yields to achieve improved asset quality and economies of operations. The Company's Asset and Liability Committee reviews the interest rate spread regularly and manages the matching of debt with these finance receivables.

Provision For Possible Lease and Loan Losses

   The provision for possible lease and loan losses decreased $50,000 (26.6%) to $138,000 for the first three months of 1995 compared to the same period a year ago. The following table details the components of the provision for possible lease and loan losses as of and for the three months ended March 31, 1995 and 1994.

(In thousands)
- -------------
         Provision                                                         Allowance
        for Possible                                                      for Possible    Gross       Allowance
         Lease and             Net Loss Experience                           Lease      Investment      as a
           Loan        -----------------------------------    Acquired      and Loan        in       % of Gross
          Losses       Charge-offs  Recoveries  Net Losses   Allowance (A)   Losses     Receivables  Receivables
          ------       -----------  ----------  ----------   ------------    ------     -----------  -----------
THREE MONTHS ENDED MARCH 31
- ---------------------------
1995       $138            (183)       151         (32)          --          $6,161       $183,383       3.36
1994       $188            (358)       170        (188)          --          $5,438       $141,883       3.83

(A) Additional allowance for possible lease and loan losses as a result of acquisitions of finance receivables.


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

   As of March 31, 1995, the Company allocated $100,000 of the allowance for possible lease and loan losses in anticipation of losses on certain individually significant accounts. This allocated allowance decreased $35,000 from December 31, 1994.

   The recorded investment in the loans for which impairment has been recognized approximated $9,000 as of March 31, 1995. The total allowance for possible loan losses related to these impaired loans is $9,000 as of March 31, 1995.

    The Company's net losses of commercial leasing and financing receivables decreased $156,000 (83.0%), for the first three months of 1995 compared to the same period a year ago. This decrease in net losses was the result of improved underwriting standards, improved adjusting procedures, aggressive use of legal remedies, strong remarketing efforts and a healthier economy.

   The Company continues to improve its asset quality and to control the delinquency of receivables. The Company's tighter credit standards and more focused efforts within several market niches, have enhanced asset quality. In certain situations, larger down payments, additional security deposits, and/or shorter terms are now required. An asset review committee monitors the quality of the Company's assets. The Company's improved collection and adjusting procedures have resulted in effective control of delinquent receivables. Management believes the allowance for possible lease and loan losses is adequate to cover inherent credit losses.

Net Operating Lease Revenues

   Net operating lease revenues represent rents on real estate and equipment operating leases offset by related interest and depreciation expenses. Net operating lease revenues increased $177,000 (51.2%) for the first three months of 1995 compared to the same period a year ago. Total operating lease revenues increased $208,000 (15.8%) to $1,527,000. The increase is due primarily to the acquisition of one property in December, 1994 and a $66,700 recovery of rents charged off in the prior year. Interest expense attributable to net operating lease revenues decreased $4,000 (0.6%). Depreciation expense attributable to net operating leases increased $35,000 (12.4%) primarily the result of an increase in equipment operating leases and the acquisition of one real estate property in December 1994, offset by a decrease in depreciation on real estate operating leases due to the sale of properties in 1994.

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

   The commercial real estate business is subject to several risks which management reviews on a regular basis. These risks are identified below with the status of each as of March 31, 1995:

     1. Credit risks.

        There are various levels of credit risks inherent in the Company's rent receivables. A total of $9,000 of rents were thirty-one or more days past due.

     2. General market conditions nationally or within specific geographic areas.

        The Company is maintaining an ownership interest, ranging from 10% to 100%, in 41 real estate properties with an original cost of $60,171,000 in the following states, with the percentage of concentration indicated in parenthesis: Florida (29%), Pennsylvania (23%), New Jersey (15%), Michigan (10%) and other (23%).

     3. Greater difficulty in releasing or selling special purpose buildings.

        The Company's special purpose buildings include three day-care facilities. None are presently for sale and all are fully occupied. The Company also owns and manages two limited service hotels.

     4. Vacancies.

        Total vacancy (excluding the hotels), based on the portfolio's total square footage, approximated 17%. The vacancy percentage included partial vacancies (3%) in eight real estate projects and full vacancies (14%) in two real estate projects (with a recorded book value of $1,547,000). Some of of these properties may require additional cash from the Company until they are substantially leased. Management is actively pursuing new tenants for these properties.

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

        The timing and amount of repairs or improvements is determined by the operating history and present operating lease revenue levels of the property, by the Company's plans for a property (such as a sale, lease, or renovation), and in some cases by regulatory directives.
        In 1992, the Americans With Disabilities Act ("ADA") was passed, requiring the improvement of many properties under certain conditions in order to accommodate the needs of the physically disabled. In certain of the Company's properties, meeting ADA requirements will necessitate improvements at various times. The Company estimates that the cost of such improvements will not be material relative to the aggregate cost of the properties.

        It is estimated that, not including potential ADA requirements, up to approximately $809,000 of improvements may be made within the next twelve months. Approximately 30% of the cost of these improvements will be funded through operating cash generated by the partnerships, and the balance through additional debt.

     6. Mortgage loan rollover.

        The extensions or replacement of existing mortgage loans as they come due continue to involve a higher degree of risk in the current and reasonably foreseeable future. Such loans, when available, are frequently at lower loan amounts. During the next twelve months, approximately $4,136,000 of third party mortgage debt will come due and will require negotiation or replacement financing. It is expected that a substantial portion of this debt will be renegotiated for extended terms with existing lenders. To the extent any such debt is not extended in maturity, the Company expects to seek funding from other lenders or provide funding internally, if necessary. As interest rates have been increasing, however, any such extensions or new loans may be at higher interest rates than in the recent past. This has the potential to decrease the Company's operating margin, as several factors can tend to reduce the ability to achieve higher revenues to offset such increases. Such factors include the timing of rent adjustments and market limitations.

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

        As of March 31, 1995, there were no properties believed to have an estimated current fair value materially below book value. Future changes to the property valuations may be necessary if any condition differs substantially from the assumptions used in developing current valuations.


Subsidiary Spin-off

   On March 1, 1995 the Company split off to certain electing shareholders its wholly-owned subsidiary, The Business Outlet, Inc. ("BOI"). The spin-off of BOI was accomplished with Company shareholders electing to exchange 23,092 shares of the Company, resulting in the spin-off of 95.3% of BOI. The Company retained a 4.7% interest, which was reduced to 2.4% after the infusion of new capital from the other BOI shareholders. As a result of this exchange, the Company reported a gain of $17,529. The major business activity of BOI was reported as the Furniture and Equipment Segment in note M to the Company's 1994 Consolidated Financial Statements.



Other Operating Revenues

   Other operating revenues increased $445,000 (77.8%) to $1,017,000 for the first three months of 1995 compared to the same period a year ago. Customer service fees increased $4,000 (1.5%) due to an increase in recording fees earned offset by a continued reduction in insurance premiums and late charges earned. Management income decreased $18,000 (29.4%) due to the hotel sale in

June, 1994. Furniture and equipment sales, net of cost of goods sold, decreased $24,000 (14.0%) due to two months activity reported in 1995, which included an inventory write-down offset by increased volume in the modular and systems furniture business. The Company's share of equity loss in unconsolidated real estate partnerships increased $26,000 (36.6%) primarily due to increased partnership expenses. Gain on sale of equity securities increased $85,000 due to sales activity in the first three months of 1995. Other income increased $424,000 (380.8%) due primarily to a gain on the sale of a partnership interest ($183,000) and recovery income from charged-off accounts purchased through previous acquisitions ($103,000).


Operating Expenses

   Operating expenses increased $308,000 (13.9%) to $2,523,000 for the first three months of 1995 compared to the same period a year ago. Salaries, related taxes, and employee benefits increased $124,000 (10.3%) due to the addition of several employees through the 1994 acquisitions. Depreciation and amortization decreased $2,000 (1.9%). All remaining expenses increased $186,000 (20.4%) due primarily to additional advertising expense ($51,000), professional fees relating to the spinoff ($34,000), additional operating expenses as the result of the 1994 acquisitions ($46,000) and the growth of the furniture and equipment segment ($57,000).


Provision for Income Taxes

   Provision for income taxes for the first three months of 1995 were $671,000 compared to $485,000 for the comparable period a year ago. The effective income tax rates for the first three months of 1995 and 1994 were 39.5% and 37.5%, respectively.

   Income tax expense for 1995 increased due to higher pre-tax income and a higher effective income tax rate. The effective income tax rate was 2.0% higher for the first three months of 1995 compared to the same period a year ago due primarily to a purchase accounting adjustment and an increase in the provision for state income taxes, net of federal tax benefit.


Net Investment in Finance Receivables and Property under Operating Leases

   Net direct finance lease receivables and commercial finance receivables totalled $154,744,000 as of March 31, 1995 compared to $148,073,000 as of December 31, 1994, a net increase of $6,671,000 for the three months.

   The increase in finance receivables was in accordance with the Company's growth plans. The Company's sales efforts have generated a larger volume of new leases and loans in 1995 due to increased penetration into focus markets, while maintaining its policy of tight credit standards. Future originations will be dependent to a large extent upon economic conditions and the Company's ability to sell services in a continuing competitive market environment. The Company has expanded its marketing divisions through the acquisition, on March 31, 1994, of Golf Capital Corporation which provides leasing and lending services to the country club and golf course marketplace. On June 1, 1994, the Company purchased all of the outstanding shares of American Capital Leasing Corporation which provides leasing services to several specialized markets, principally refuse equipment and machine tools.

The Company continues to look for opportunities to acquire portfolios of leases and loans which will compliment the Company's existing finance receivables.

   Property under operating leases, net of accumulated depreciation, decreased $2,509,000 primarily due to the sale of one real estate property and normal depreciation.

   The change in property under operating leases is in accordance with management strategy (see "Net Operating Lease Revenues").


Liquidity

   Liquidity represents the Company's ability to meet ongoing financial obligations. The Company's ongoing liquidity is dependent upon continued profitability and collection of its receivables and rentals, the ability to sell equipment or collect purchase option payments at the conclusion of maturing equipment leases, the sale of Subordinated Investment Certificates, the ability to secure new senior debt (loans from banks and other financial institutions), the ability to secure real estate mortgage financing, to sell real estate, and to sell equity interests in real estate partnerships, and other financing.

   Net cash provided by operating activities was $1,982,000 for the three months ended March 31, 1995 compared to $1,954,000 for the same period a year ago.

   The Company's direct finance lease receivables and equipment operating leases are funded primarily with unsecured senior debt. The Company generally attempts to match new leases with borrowings of like maturity and amount in which the interest rate is fixed at the time of the borrowing. Additionally, the Company borrows term debt with varying maturities and short-term floating interest rate debt, and uses Subordinated Investment Certificate debt. The Company's commercial finance receivables are similarly match funded by various forms of unsecured senior debt and Subordinated Investment Certificate debt. The Company has unused lines of credit totalling $53,450,000 as of March 31, 1995. (See "Capital Resources").

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

Capital Resources

   Future growth of the Company will depend in significant measure on its ability to obtain additional lines of credit and other financing, the continued sale of Subordinated Investment Certificates, the sale of the Company's ownership interests in real estate partnerships and continued profitability. As of March 31, 1995, the Company had the following debt structure:
                                                 Debt Outstanding and
                                              Availability/Lines of Credit
                                        --------------------------------------
                                           Total
(In thousands)                          Availability       In Use       Unused
- -------------                           ------------       ------       ------
Short-Term Borrowings:
  Investment Certificate ...........      $     --       $  3,092       $    --
  Fixed Rate .......................        33,394         18,500        14,894
  Floating Rate ....................         5,000          2,000         3,000
                                          --------       --------       -------
     Sub-Total .....................        38,394         23,592        17,894
                                          --------       --------       -------
Long-Term Debt:
Recourse
  Investment Certificate ...........            --         26,161            --
  Junior Subordinated Debt .........            --            103            --
  Unsecured Funding Program ........        86,555         50,999        35,556
  Fixed Rate .......................        28,856         28,856            --
  Real Estate Mortgages ............            --          4,667            --
  Term Loan ........................            --          2,000            --

Nonrecourse
  Real Estate Mortgages ............            --         18,044            --
                                          --------       --------       -------
     Sub-Total .....................       115,411        130,830        35,556
                                          --------       --------       -------
TOTAL DEBT .........................                     $154,422
                                                         ========
TOTAL AVAILABILITY .................      $153,805                      $53,450
                                          ========                      =======

     The notional principal amounts of outstanding swap contracts decreased by $610,000 from December 31, 1994 for an outstanding balance of $6,977,000 as of March 31, 1995. The swap contracts are "plain vanilla" swaps matched with outstanding short-term borrowings.

     Total stockholders' equity increased $640,000 from December 31, 1994 to March 31, 1995 due to the retention of earnings ($992,000), issuance of common stock ($1,000) and an increase in net unrealized holding gains for available-for-sale securities ($228,000), offset by the payment of dividends ($250,000) and the retirement of common stock ($330,000).

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

B. There were no reports on Form 8-K filed for the three months ended March 31, 1995.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              HORRIGAN AMERICAN, INC.
                              -----------------------
                                   (Registrant)




                              /s/ Arthur A. Haberberger
                              -------------------------
                              Arthur A. Haberberger
                              President and
                              Chief Executive Officer
Date: May 12, 1995            (Principal Executive Officer)



                              /s/ Robert Ordway
                              -----------------------
                              Robert Ordway
                              Senior Vice President
Date: May 12, 1995            (Principal Financial and
                               Accounting Officer