Form 10-Q
period 1995-06-30
HORRIGAN AMERICAN INC
filed 1995-08-11
CIK 716801

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-Q


         [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995
                                                 -------------

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from                to
                                         ----------------  ------------------

                         Commission file number 2-82551
                                               ---------


                            HORRIGAN AMERICAN, INC.
                            -----------------------
             (Exact name of registrant as specified in its Charter)


     Pennsylvania                                    23-2224614
- -----------------------                    ------------------------------------
(State of Incorporation)                   (I.R.S. Employer Identification No.)


6 Commerce Drive
Shillington, Pennsylvania 19607-9704                 19612-3428
- ------------------------------------                 ----------
(Address of Principal Executive Offices)             (Zip Code)

Registrant's telephone number, including area code:   (610) 775-5199
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

                        YES  X               NO
                           -----               -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                                Outstanding at July 31, 1995
- ----------------------------                     ----------------------------
Common Stock - $1 par value                           3,104,053 Shares

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION


Consolidated Balance Sheets:
  June 30, 1995 (Unaudited) and December 31, 1994........................    2

Unaudited Consolidated Statements of Operations:
  Six Months Ended June 30, 1995 and 1994................................    3
  Three Months Ended June 30, 1995 and 1994..............................    4

Unaudited Consolidated Statements of Cash Flows
  Six Months Ended June 30, 1995 and 1994................................    5

Notes to Unaudited Consolidated Financial Statements.....................    6

Management's Discussion and Analysis of Financial
Condition and Results of Operations......................................    8



PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K................................   17

Signatures...............................................................   18

                         PART I - FINANCIAL INFORMATION

                   HORRIGAN AMERICAN, INC., AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                                                                   June 30,        December 31,
                                                                                     1995              1994
(In thousands)                                                                    (Unaudited)
- --------------                                                                    -----------      ------------
Cash                                                                                $ 2,335          $  1,947
Debt and equity securities                                                            1,016             2,335
Net investment in finance receivables..........................................     164,900           148,073
Equity investments in real estate
  partnerships.................................................................         529               121
Property under operating leases, net...........................................      32,113            35,022
Property and equipment, net....................................................       1,475             2,560
Other assets...................................................................       3,383             4,272
                                                                                   --------          --------
                                                                                   $205,751          $194,330
                                                                                   ========          ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Short-term borrowings..........................................................    $ 24,614          $ 23,393
Accounts payable and accrued expenses..........................................       8,249             6,468
Customer deposits..............................................................       2,024             2,316
Long-term debt:
  Recourse.....................................................................     120,618           110,636
  Nonrecourse..................................................................      17,953            20,577
                                                                                   --------           -------
    Total Liabilities..........................................................     173,458           163,390
                                                                                   --------           -------

Minority interest..............................................................         196               494
                                                                                   --------           -------

Stockholders' equity:
  Common stock, $1 par value; authorized
    10,000,000 shares; issued 3,105,170 shares
    in 1995 and 3,128,262 shares in 1994;
    outstanding 3,104,053 shares in
    1995 and 3,126,762 shares in 1994..........................................       3,105             3,128
  Capital in excess of par value...............................................          --               106
  Net unrealized holding gains for available-for-
    sale securities, net of tax................................................         476               752
  Retained earnings............................................................      28,527            26,474
  Less treasury stock, at cost; 1,117 shares in
    1995 and 1,500 shares in 1994..............................................         (11)              (14)
                                                                                   --------          --------
       Total Stockholders' Equity..............................................      32,097            30,446
                                                                                   --------          --------
                                                                                   $205,751          $194,330
                                                                                   ========          ========

                   HORRIGAN AMERICAN, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (UNAUDITED)


(In thousands, except per share amounts)                                                1995           1994
- ----------------------------------------                                                ----           ----
Finance revenues:
     Commercial leasing and financing revenues....................................     $10,327        $ 8,882
     Interest expense.............................................................       4,511          3,062
                                                                                       -------        -------
         Finance revenue margin...................................................       5,816          5,820
     Provision for possible lease and loan losses.................................         268            559
                                                                                       -------        -------
         Finance revenues after provision for possible
           lease and loan losses..................................................       5,548          5,261
                                                                                       -------        -------

Operating lease revenues:
     Rents on real estate operating leases........................................       2,786          2,683
     Rents on equipment operating leases..........................................         125             85
                                                                                       -------        -------
         Total operating lease revenues...........................................       2,911          2,768
     Interest expense.............................................................       1,355          1,376
     Depreciation.................................................................         619            578
                                                                                       -------        -------
         Net operating lease revenues.............................................         937            814
                                                                                       -------        -------
Other operating revenues:
     Customer service fees........................................................         555            566
     Management and broker income.................................................          97            182
     Furniture and equipment sales, net of cost
       of goods sold..............................................................         148            409
     Equity income in real estate partnerships....................................         676            747
     Provision for write-down of real estate......................................        (228)            --
     Gain on sale of debt and equity securities. .................................         925             30
     Other income.................................................................         726            260
                                                                                       -------        -------
         Total other operating revenues...........................................       2,899          2,194
                                                                                       -------        -------
Operating expenses:
     Salaries and employee benefits...............................................       2,491          2,481
     Depreciation and amortization................................................         196            209
     Other taxes..................................................................         421            369
     Credit and collection........................................................          91            129
     Other expenses...............................................................       1,604          1,392
                                                                                       -------        -------
         Total operating expenses.................................................       4,803          4,580
                                                                                       -------        -------

Earnings before income taxes and
  minority interest...............................................................       4,581          3,689
     Income tax provision.........................................................       1,754          1,412
                                                                                       -------        -------

Earnings before minority interest.................................................       2,827          2,277
     Minority interest income.....................................................         (74)           (73)
                                                                                       -------        -------

Net earnings .....................................................................     $ 2,753        $ 2,204
                                                                                       =======        =======

Net earnings per common share.....................................................     $  0.88         $ 0.71
                                                                                       =======         ======

                   HORRIGAN AMERICAN, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (UNAUDITED)

(In thousands, except per share amounts)                                              1995             1994
- ----------------------------------------                                              ----             ----
Finance revenues:
     Commercial leasing and financing revenues..................................    $ 5,339           $ 4,656
     Interest expense...........................................................      2,343             1,615
                                                                                    -------           -------
         Finance revenue margin.................................................      2,996             3,041
     Provision for possible lease and loan losses...............................        130               371
                                                                                    -------           -------
         Finance revenues after provision for possible
           lease and loan losses................................................      2,866             2,670
                                                                                    -------           -------

Operating lease revenues:
     Rents on real estate operating leases......................................      1,328             1,401
     Rents on equipment operating leases........................................         56                48
                                                                                    -------           -------
         Total operating lease revenues.........................................      1,384             1,449
     Interest expense...........................................................        669               686
     Depreciation...............................................................        301               295
                                                                                    -------           -------
         Net operating lease revenues...........................................        414               468
                                                                                    -------           -------
Other operating revenues:
     Customer service fees......................................................        282               297
     Management and broker income...............................................         64               131
     Furniture and equipment sales, net of cost
       of goods sold............................................................         --               237
     Equity income in real estate partnerships..................................        773               818
     Provision for write-down of real estate....................................       (228)               --
     Gain on sale of debt and equity securities. ...............................        840                30
     Other income...............................................................        151               109
                                                                                    -------           -------
         Total other operating revenues.........................................      1,882             1,622
                                                                                    -------           -------
Operating expenses:
     Salaries and employee benefits.............................................      1,165             1,279
     Depreciation and amortization..............................................         95               106
     Other taxes................................................................        259               178
     Credit and collection......................................................         34                67
     Other expenses.............................................................        727               735
                                                                                    -------           -------
         Total operating expenses...............................................      2,280             2,365
                                                                                    -------           -------

Earnings before income taxes and
  minority interest.............................................................      2,882             2,395
     Income tax provision.......................................................      1,083               927
                                                                                    -------           -------

Earnings before minority interest...............................................      1,799             1,468
     Minority interest income...................................................        (38)              (44)
                                                                                    -------           -------
Net earnings ...................................................................    $ 1,761           $ 1,424
                                                                                    =======           =======
Net earnings per common share...................................................    $  0.56           $  0.46
                                                                                    =======           =======

                   HORRIGAN AMERICAN, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX M0NTHS ENDED JUNE 30, 1995 AND 1994
                                  (UNAUDITED)

(In thousands)                                                                            1995           1994
- --------------                                                                            ----           ----
Cash flows from operating activities:
     Finance revenues received....................................................       $ 9,335        $ 7,771
     Rentals and other cash received..............................................         4,782          4,814
     Lease purchase options received..............................................         1,149          1,489
     Dividends received...........................................................            19             10
     Interest paid................................................................        (6,522)        (4,435)
     Cash paid to suppliers and employees.........................................        (4,438)        (5,792)
     Income taxes paid............................................................          (272)          (464)
                                                                                         --------       -------
       Net cash provided by operating activities
        (Note 4)................................................................           4,053          3,393
                                                                                         -------        -------

Cash flows from investing activities:
     Originations and purchases of finance receivables..........................         (62,707)       (47,278)
     Principal collections of finance receivables...............................          46,884         39,462
     Acquisitions (net of cash received)........................................              --         (4,053)
     Acquisition of debt and equity securities..................................              --            (40)
     Proceeds from sale of debt and equity securities...........................           1,458            175
     Acquisition of property under operating leases.............................            (251)          (338)
     Proceeds from sale of property under
         operating leases.......................................................             200              5
     Acquisition of property and equipment......................................             (38)           (92)
     Proceeds from sale of property and equipment...............................              --              1
     Acquisition of equity, partnership and long-term
       investments..............................................................             (34)           (40)
     Proceeds from sale of equity, partnership and
       long-term investments....................................................           1,154            678
     Insurance premium paid increasing cash value...............................             (11)           (10)
                                                                                         -------        -------
         Net cash used by investing activities..................................         (13,345)       (11,530)
                                                                                         -------        -------

Cash flows from financing activities:
     Issuance of common stock...................................................               3             --
     Minority capital paid......................................................            (573)            --
     Dividends paid and partnership distributions...............................            (597)          (583)
     Acquisition of preferred stock.............................................              --           (195)
     Short-term debt borrowings.................................................          90,500         78,100
     Short-term debt repayment..................................................         (89,250)       (79,100)
     Long-term debt borrowings..................................................          36,500         35,980
     Long-term debt repayment...................................................         (28,077)       (26,797)
     Certificate borrowings.....................................................           4,534          3,410
     Certificate repayment......................................................          (3,073)        (2,519)
     Net change in customer deposits............................................            (287)          (282)
                                                                                         -------        -------
       Net cash provided by financing activities................................           9,680          8,014
                                                                                         -------        -------
Net increase (decrease) in cash.................................................             388           (123)
     Cash at beginning of year..................................................           1,947          2,160
                                                                                         -------        -------
     Cash at end of quarter.....................................................         $ 2,335        $ 2,037
                                                                                         =======        =======

                   HORRIGAN AMERICAN, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1. UNAUDITED STATEMENTS

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Horrigan American, Inc. as of June 30, 1995, and the results of its operations and cash flows for the three month and six month periods ended June 30, 1995 and 1994.

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

         Following are details on the net earnings and number of shares used in the computation:

                                                               Six Months Ended              Three Months Ended
                                                                    June 30,                      June 30,
                                                              -------------------           -------------------
                                                              1995           1994           1995           1994
                                                              ----           ----           ----           ----
Net earnings .............................................  $2,753,000    $2,204,000      $1,761,000     $1,424,000
Dividends on preferred shares.............................          --        (8,000)             --         (4,000)
                                                            ----------    ----------      ----------     ----------
Net earnings applicable to common
   shares.................................................  $2,753,000    $2,196,000      $1,761,000     $1,420,000
                                                            ==========    ==========      ==========     ==========
 ..........................................................
Weighted average common shares and
   dilutive stock options.................................   3,113,346     3,113,814       3,103,911      3,113,814
                                                             =========     =========       =========      =========
 ..........................................................
Net earnings per common share.............................      $ 0.88         $0.71          $ 0.56          $0.46
                                                                ======         =====          ======          =====

NOTE 3.  DIVIDENDS PER SHARE

Following are details on dividends declared and paid:

                                                                  Six months ended             Three months ended
                                                                       June 30,                      June 30,
                                                                  -----------------             -----------------
                                                                  1995         1994             1995         1994
                                                                  ----         ----             ----         ----
Dividends per preferred share.............................        $  --        $4.00            $  --        $2.00
Dividends per common share................................        $0.16        $0.16            $0.08        $0.06

NOTE 4.  CASH FLOW INFORMATION

The following is the reconciliation of net earnings to net cash provided by operating activities for the six months ended June 30:

(In thousands)                                                                             1995              1994
- --------------                                                                             ----              ----
Net earnings....................................................................          $2,753            $2,204
Noncash expenses, revenues, losses and gains
 included in net earnings:
     Depreciation and amortization..............................................             815               787
     Excess of provision for income taxes
        over income taxes paid .................................................           1,482               948
     Net change in prepaid expenses and payables................................            (136)             (664)
     Decrease (increase) in income receivable...................................             368              (113)
     Lease purchase options: cash received in
        excess of earned........................................................             433               980
     Increase in interest payable...............................................              63                 3
     Gain on sale of marketable securities, finance and
        operating leases, property and equipment,
        and investments.........................................................          (1,620)             (651)
     Provision for possible lease and loan losses...............................             268               559
     Equity income (loss) in real estate partnerships
        and associated companies................................................            (675)             (733)
     Provision for write-down of real estate....................................             228                --
     Minority interest income ..................................................              74                73
                                                                                          ------              ----
     Net cash provided by operating activities..................................          $4,053            $3,393
                                                                                          ======            ======

The following is a schedule of noncash investing and financing activities for the six months ended June 30:

(In thousands)                                                                            1995             1994
- --------------                                                                            ----             ----
Change in carrying value of available-for-sale securities:
     Debt and equity securities.................................................         $  (418)         $   (232)
     Deferred tax benefit.......................................................         $   142          $     79
     Net decrease in unrealized holding gains for
       available-for-sale securities............................................         $   276          $    153

Sales of ownership interest in real estate partnerships, previously included in the consolidated financial statements:
     Operating lease assets and other assets....................................         $(3,060)         $    --
     Long-term debt and other liabilities.......................................         $ 2,498          $    --
     Partnership capital........................................................         $   562          $    --

Exchange of stock by shareholders for ownership interest in subsidiary company previously included in the consolidated financial statements:
     Common stock...............................................................         $    23          $    --
     Paid in capital............................................................         $   106          $    --
     Retained earnings..........................................................         $   202          $    --
     Equity investment in subsidiary company....................................         $  (331)         $    --
     Subsidiary's assets........................................................         $(1,270)         $    --
     Subsidiary's long-term debt and other liabilities..........................         $   915          $    --
     Stockholder's equity of subsidiary.........................................         $   355          $    --

Acquisition:
     Net investment in finance receivables......................................         $    --          $  9,638
     Other assets...............................................................         $    --          $     67
     Short-term debt assumed....................................................         $    --          $ (7,000)
     Security deposits assumed..................................................         $    --          $   (630)
     Other liabilities assumed..................................................         $    --          $ (1,365)
     Deferred income taxes assumed..............................................         $    --          $   (710)
     Goodwill...................................................................         $    --          $    152
     Long-term debt obligation..................................................         $    --          $   (152)

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Earnings

     The Company generated net earnings of $2,753,000 for the first six months of 1995 compared to net earnings of $2,204,000 for the same period a year ago. Net earnings of $1,761,000 were reported for the second quarter of 1995 compared to net earnings of $1,424,000 for the second quarter of 1994. The components of these changes are discussed in the following sections.

Total Finance Revenues

     Commercial leasing and financing revenues were $10,327,000 for the first six months of 1995 compared to $8,882,000 for the first six months of 1994, resulting in a 16.3% increase. Commercial leasing and financing revenues increased 14.7% to $5,339,000 for the second quarter of 1995 compared to $4,656,000 for the second quarter of 1994.

     This increase in total finance revenues is primarily due to a higher average outstanding balance of finance receivables, principally the result of an increase in total volume of new leases and loans generated through the Company's sales efforts and the acquisition of a portfolio of finance receivables during the second quarter of 1994. Net direct finance lease receivables and commercial finance receivables totalled $164,900,000 as of June 30, 1995, compared to $141,752,000 as of June 30, 1994.

     This increase in volume has reduced the negative impact of lower yields on the lease and loan portfolio. Lower yields resulted from the mix of the Company's newly acquired leases and loans, which consists of higher transaction sizes with lower implicit yields since the lessees are more rate sensitive.


Finance Revenue Margin

     Finance revenue margin represents the difference between total finance revenues and the amount the Company pays as interest on short-term borrowings and long-term debt allocated to finance receivables. The Company's finance revenue margin was $5,816,000 for the first six months of 1995 and $5,820,000 for the first six months of 1994.

     The Company's finance revenue margin decreased $4,000 (0.1%) for the first six months of 1995 compared to the same period a year ago. Total finance revenues increased 16.3% in 1995 from 1994 and interest expense increased 47.3% for the same period. The average interest rate earned on the Company's average outstanding finance receivables decreased 74 basis points to 12.88% in 1995 from 13.62% for the first six months of 1994. The average interest rate on the Company's average outstanding borrowings increased 93 basis points to 7.32% in 1995 from 6.39% for the first six months of 1994.

     The Company's finance revenue margin decreased $45,000 (1.5%) for the second quarter of 1995 compared to the same period of 1994. The average interest rate earned on the Company's average outstanding finance receivables decreased 80 basis points to 12.94% in 1995 from 13.74% for the second quarter of 1994. The average interest rate on the Company's average outstanding borrowings increased 98 basis points to 7.42% in 1995 from 6.44% for the second quarter of 1994.

     The net decrease in finance revenue margin was due to lower implicit yields on outstanding earning assets and higher cost of borrowings for the first six months of 1995 compared to the same period a year ago. Average outstanding earning assets increased $29,886,000 and average outstanding debt increased $26,627,000 for the same period, resulting in higher leverage. The Company continues to market higher average balance commercial leasing and financing contracts, with lower implicit yields to achieve improved asset quality and economies of operations. The Company's Asset and Liability Committee reviews the interest rate spread regularly and manages the matching of debt with these finance receivables.

Provision For Possible Lease and Loan Losses

     The provision for possible lease and loan losses decreased $291,000 (52.1%) to $268,000 for the first six months of 1995 compared to the same period a year ago. The provision for possible lease and loan losses for the second quarter of 1995 decreased $241,000 (65.0%) compared to the same period a year ago. The following table details the components of the provision for possible lease and loan losses as of and for the six months ended June 30, 1995 and 1994.

(In thousands)
- --------------
          Provision                                                                Allowance
        for Possible                                                             for Possible         Gross          Allowance
         Lease and                 Net Loss Experience                              Lease           Investment          as a
           Loan            ----------------------------------      Acquired        and Loan            in            % of Gross
          Losses          Charge-offs Recoveries  Net Losses     Allowance (A)      Losses          Receivables      Receivables
          ------          ----------- ----------  ----------     ------------       ------          -----------      -----------
SIX MONTHS ENDED JUNE 30
- ------------------------

1995      $268              (426)        318        (108)              --            $6,215            $195,788           3.17
1994      $559              (800)        388        (412)             214(A)         $5,800            $166,311           3.49

QUARTER ENDED JUNE 30
- ---------------------

1995      $130              (243)        167         (76)              --            $6,215
1994      $371              (442)        218        (224)             214(A)         $5,800


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

     As of June 30, 1995, the Company allocated $100,000 of the allowance for possible lease and loan losses in anticipation of losses on certain individually significant accounts. This allocated allowance decreased $35,000 from December 31, 1994.

     The recorded investment in the loans for which impairment has been recognized approximated $106,000 as of June 30, 1995. The total allowance for possible loan losses related to these impaired loans is $106,000 as of June 30, 1995.

     The Company's net losses of commercial leasing and financing receivables decreased $304,000 (73.8%), for the first six months of 1995 compared to the same period a year ago. The Company's net charge-offs of commercial leasing and financing receivables decreased $148,000 (66.1%), for the second quarter of 1995 compared to the same period a year ago.

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

Net Operating Lease Revenues

     Net operating lease revenues represent rents on real estate and equipment operating leases offset by related interest and depreciation expenses. Net operating lease revenues increased $123,000 (15.1%) for the first six months of 1995 compared to the same period a year ago. Total operating lease revenues increased $143,000 (5.2%) to $2,911,000. The increase is due primarily to the acquisition of one property in December, 1994 and a $66,700 recovery of rents charged off in the prior year. Interest expense attributable to net operating lease revenues decreased $21,000 (1.5%). Depreciation expense attributable to net operating leases increased $41,000 (7.1%) primarily the result of an increase in equipment operating leases and the acquisition of one real estate property in December 1994, offset by a decrease in depreciation on real estate operating leases due to the sale of properties in 1994.

     Net operating lease revenues decreased $54,000 (11.5%), for the second quarter of 1995 compared to the same period a year ago. Total operating lease revenues decreased $65,000 (4.5%), primarily due to the placement of one tenant on a non-accrual basis in 1995. In addition, revenues in the second quarter 1994 included a lump sum payment of past due rent under a settlement agreement with one tenant. Interest expense decreased $17,000 (2.5%), and depreciation expense increased $6,000 (2.0%) due to the same factors that impacted the six month period.

     The Company's principal objectives for its real estate business are to (1) manage its properties aggressively, maintaining the integrity of the assets through appropriate capital expenditures, (2) hold most assets for long-term investment, (3) consider the selective sale of individual properties or groups of properties, and (4) selectively invest in additional real estate.

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

     The commercial real estate business is subject to several risks which management reviews on a regular basis. These risks are identified below with the status of each as of June 30, 1995:

         1.   Credit risks.

              There are various levels of credit risks inherent in the Company's rent receivables. No rents were thirty-one or more days past due.

         2. General market conditions nationally or within specific geographic areas.

              The Company is maintaining an ownership interest, ranging from 10% to 100%, in 41 real estate properties with an original cost of $55,330,000 in the following states, with the percentage of concentration indicated in parenthesis: Florida (31%), Pennsylvania (17%), New Jersey (16%), Michigan (11%) and other (25%).

         3. Greater difficulty in releasing or selling special purpose buildings.

              The Company's special purpose buildings include three day-care facilities. None are presently for sale and all are fully occupied. The Company also owns and manages one limited service hotel.

         4.   Vacancies.

              Total vacancy (excluding the hotels), based on the portfolio's total square footage, approximated 19%. The vacancy percentage included partial vacancies (5%) in seven real estate projects and full vacancies (14%) in two real estate projects (with a recorded book value of $1,308,000). Some of of these properties may require additional cash from the Company until they are substantially leased. Management is actively pursuing new tenants for these properties.

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

              It is estimated that, not including potential ADA requirements, up to approximately $725,000 of improvements may be made within the next twelve months. Approximately 30% of the cost of these improvements will be funded through operating cash generated by the partnerships, and the balance through additional debt.

         6.   Mortgage loan rollover.

              The extensions or replacement of existing mortgage loans as they come due continue to involve a higher degree of risk in the current and reasonably foreseeable future. Such loans, when available, are frequently at lower loan amounts. During the next twelve months, approximately $5,095,000 of third party mortgage debt will come due and will require negotiation or replacement financing. It is expected that a substantial portion of this debt will be renegotiated for extended terms with existing lenders. To the extent any such debt is not extended in maturity, the Company expects to seek funding from other lenders or provide funding internally, if necessary. As interest rates have been increasing, however, any such extensions or new loans may be at higher interest rates than in the recent past. This has the potential to decrease the Company's operating margin, as several factors can tend to reduce the ability to achieve higher revenues to offset such increases. Such factors include the timing of rent adjustments and market limitations.

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

              As of June 30, 1995, there was one property believed to have an estimated current fair value materially below book value. Accordingly, this property was written down as of the date of the determination. The Company incurred an additional charge to earnings, net of deferred taxes, of $140,000, and reduced its share of reported book value in real estate assets by $228,000.

              Future changes to any property valuation may be necessary if any condition differs substantially from the assumptions used in developing current valuations.

Subsidiary Spin-off

     On March 1, 1995 the Company split off to certain electing shareholders its wholly-owned subsidiary, The Business Outlet, Inc. ("BOI"). The spin-off of BOI was accomplished with certain Company shareholders electing to exchange 23,092 shares of the Company, resulting in the spin-off of 95.3% of BOI. The Company retained a 4.7% interest, which was reduced to 2.4% after the infusion of new capital from the other BOI shareholders. As a result of this exchange, the Company reported a gain of $17,529. The major business activity of BOI was reported as the Furniture and Equipment Segment in note M to the Company's 1994 Consolidated Financial Statements.

Other Operating Revenues

     Other operating revenues increased $705,000 (32.1%) to $2,899,000 for the first six months of 1995 compared to the same period a year ago. Customer service fees decreased $11,000 (1.9%) due to a continued reduction in insurance premiums and late charges earned offset by an increase in recording fees earned. Management income decreased $85,000 (46.7%) due to the hotel sale in June, 1994. Furniture and equipment sales, net of cost of goods sold, decreased $261,000 (63.8%) due to two months activity reported in 1995, which included an inventory write-down. The Company's share of equity income in unconsolidated real estate partnerships decreased $71,000 (9.5%) primarily due to increased partnership expenses. A provision for write-down of real estate decreased total other operating revenues by $228,000. Gain on sale of equity securities increased $895,000 due to increased sales activity. Other income increased $466,000 (380.8%) due primarily to a gain on the sale of a partnership interest ($183,000) and recovery income from charged-off accounts purchased through previous acquisitions ($175,000).

     Other operating revenues increased $260,000 (16.0%) for the second quarter of 1995 compared to the same period a year ago primarily resulting from an increase in gain of $810,000 from the sale of equity securities. Furniture and equipment sales decreased $237,000 and customer service fees decreased $15,000 due to the same factors that impacted the six-month period. A provision for write-down of real estate decreased total other operating revenues by $228,000. Other income increased $42,000 for the second quarter of 1995.

Operating Expenses

     Operating expenses increased $223,000 (4.9%) to $4,803,000 for the first six months of 1995 compared to the same period a year ago. Salaries, related taxes, and employee benefits increased $10,000 (0.4%) due to the addition of several employees through the 1994 acquisitions, offset by a reduction of $183,000 due to the subsidiary spin-off. Depreciation and amortization decreased $13,000 (6.2%). Other taxes increased $52,000 (14.1%) due to an increase in real estate tax expense. All remaining expenses increased $174,000 (11.4%) due primarily to additional advertising expense ($38,000), professional fees relating to the spin-off ($34,000), and additional operating expenses as the result of the 1994 acquisitions ($88,000), offset by a reduction of $62,000 due to the subsidiary spin-off.

     Operating expenses decreased $86,000 for the second quarter of 1995 compared to the same period a year ago. Salaries, related taxes, and employee benefits decreased $114,000 (8.9%), depreciation and amortization decreased $11,000 (10.4%) and other taxes increased $81,000 (45.5) due to the same factors that impacted the six month period. All remaining expenses increased $41,000 (5.1%).

Provision for Income Taxes

     Provision for income taxes for the first six months of 1995 were $1,754,000 compared to $1,412,000 for the comparable period a year ago. The effective income tax rate for the first six months of 1995 and 1994, was 38.3%.

     For the second quarter of 1995, provision for income taxes totalled $1,083,000 compared to $927,000 in the second quarter of 1994. The effective tax rates for the second quarters of 1995 and 1994 were 37.6% and 38.7%.


Net Investment in Finance Receivables and Property under Operating Leases

     Net direct finance lease receivables and commercial finance receivables totalled $164,900,000 as of June 30, 1995 compared to $148,073,000 as of
December 31, 1994, a net increase of $16,827,000 for the six months.

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

     Property under operating leases, net of accumulated depreciation, decreased $2,909,000 primarily due to the sale of one real estate property and normal depreciation. The change in property under operating leases is in accordance with management strategy (see "Net Operating Lease Revenues").

Liquidity

     Liquidity represents the Company's ability to meet ongoing financial obligations. The Company's ongoing liquidity is dependent upon continued profitability and collection of its receivables and rentals, the ability to sell equipment or collect purchase option payments at the conclusion of maturing equipment leases, the sale of Subordinated Investment Certificates, the ability to secure new senior debt (loans from banks and other financial institutions), the ability to secure real estate mortgage financing, and to sell real estate.

     Net cash provided by operating activities was $4,053,000 for the six months ended June 30, 1995 compared to $3,393,000 for the same period a year ago.

     The Company's direct finance lease receivables and equipment operating leases are funded primarily with unsecured senior debt. The Company generally attempts to match new leases with borrowings of like maturity and amount in which the interest rate is fixed at the time of the borrowing. Additionally, the Company borrows term debt with varying maturities and short-term floating interest rate debt, and uses Subordinated Investment Certificate debt. The Company's commercial finance receivables are similarly match funded by various forms of unsecured senior debt and Subordinated Investment Certificate debt. The Company has unused lines of credit totalling $51,587,000 as of June 30, 1995. (See "Capital Resources").

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

Capital Resources

     Future growth of the Company will depend in significant measure on its ability to obtain additional lines of credit and other financing, the continued sale of Subordinated Investment Certificates, the sale of the Company's ownership interests in real estate partnerships and continued profitability. As of June 30, 1995, the Company had the following debt structure:

                                                                          Debt Outstanding and
                                                                       Availability/Lines of Credit
                                                                       ----------------------------
                                                          Total
(In thousands)                                        Availability                In Use                 Unused
- --------------                                        ------------                ------                 ------
Short-Term Borrowings:
  Investment Certificate....................           $     --                  $  3,114               $     --
  Fixed Rate................................             35,500                    21,500                 14,000
  Floating Rate.............................              5,000                        --                  5,000
                                                       --------                  --------               --------
     Sub-Total..............................             40,500                    24,614                 19,000
                                                       --------                  --------               --------

Long-Term Debt:
Recourse
  Investment Certificate....................                 --                    27,355                     --
  Junior Subordinated Debt..................                 --                       103                     --
  Unsecured Funding Program.................             75,768                    53,801                 21,967
  Fixed Rate................................             43,340                    32,720                 10,620
  Real Estate Mortgages.....................                 --                     4,639                     --
  Term Loan.................................                 --                     2,000                     --

Nonrecourse
  Real Estate Mortgages.....................                 --                    17,953                     --
                                                       --------                  --------               --------
     Sub-Total..............................            119,108                   138,571                 32,587
                                                       --------                  --------               --------

TOTAL DEBT..................................                                     $163,185
                                                                                 ========
TOTAL AVAILABILITY..........................           $159,608                                         $ 51,587
                                                       ========                                         ========


     The notional principal amounts of outstanding swap contracts decreased by $237,000 from December 31, 1994 for an outstanding balance of $7,356,000 as of June 30, 1995. The swap contracts are "plain vanilla" swaps matched with outstanding short-term borrowings.

     Total stockholders' equity increased $1,651,000 from December 31, 1994 to June 30, 1995 due to the retention of earnings ($2,753,000), issuance of common stock ($3,000), offset by a decrease in net unrealized holding gains for available-for-sale securities ($276,000), payment of dividends ($498,000) and the retirement of common stock ($331,000), resulting from the subsidiary spin-off.

    In the opinion of management, the Company's capital resources are sufficient under present circumstances to satisfy its capital requirements based upon present asset growth projections, current leverage, continued profitability and historic ability to secure new sources of borrowings.

                          PART II - OTHER INFORMATION



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

A     Exhibit 27 - Financial Data Schedule.

B. There were no reports on Form 8-K filed for the six months ended June 30, 1995.

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

                                      HORRIGAN AMERICAN, INC.
                                      -----------------------
                                            (Registrant)



                                     /s/ Arthur A. Haberberger
                                     -------------------------
                                     Arthur A. Haberberger
                                     President and
                                     Chief Executive Officer
Date: August 11, 1995                (Principal Executive Officer)



                                     /s/ Robert Ordway
                                     ---------------------------
                                     Robert Ordway
                                     Senior Vice President
Date: August 11, 1995                (Principal Financial and
                                      Accounting Officer