Form 10-Q
period 1995-09-30
HORRIGAN AMERICAN INC
filed 1995-11-13
CIK 716801

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 10-Q


         [ x ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995
                                               ------------------

         [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from             to
                                          -----------    ---------

                         Commission file number 2-82551
                                                -------

                             HORRIGAN AMERICAN, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its Charter)


     Pennsylvania                                           23-2224614
------------------------                                    ----------
(State of Incorporation)                                    (I.R.S. Employer
                                                            Identification No.)


6 Commerce Drive
Shillington, Pennsylvania 19607-9704                        19612-3428
------------------------------------                        ----------
(Address of Principal                                       (Zip Code)
  Executive Offices)


Registrant's telephone number, including area code:         (610) 775-5199
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

                     YES     X                  NO
                          -------                  -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                               Outstanding at October 31, 1995
---------------------------                     -------------------------------
Common Stock - $1 par value                           3,117,964 Shares

                              TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION


Consolidated Balance Sheets:
  September 30, 1995 (Unaudited) and December 31, 1994..............          2

Unaudited Consolidated Statements of Operations:
  Six Months Ended September 30, 1995 and 1994......................          3
  Three Months Ended September 30, 1995 and 1994....................          4

Unaudited Consolidated Statements of Cash Flows
  Nine Months Ended September 30, 1995 and 1994.....................          5

Notes to Unaudited Consolidated Financial Statements................          6

Management's Discussion and Analysis of Financial
Condition and Results of Operations.................................          9





PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K...........................         18

Signatures..........................................................         19

                         PART I - FINANCIAL INFORMATION

                    HORRIGAN AMERICAN, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                      September 30, December 31,
                                                           1995        1994
(In thousands)                                         (Unaudited)
                                                        ---------    ---------

Cash ................................................   $   2,482    $   1,947
Debt and equity securities ..........................        --          2,335
Net investment in finance receivables ...............     165,825      148,073
Equity investments in real estate
  partnerships ......................................         314          121
Equity investment in a leasing company ..............         316         --
Property under operating leases, net ................      30,989       35,022
Property and equipment, net .........................       1,449        2,560
Other assets ........................................       2,713        4,175
Deferred income taxes ...............................       1,269           97
                                                        ---------    ---------
                                                        $ 205,357    $ 194,330
                                                        =========    =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Short-term borrowings ...............................   $  28,791    $  23,393
Accounts payable and accrued expenses ...............       7,269        6,468
Customer deposits ...................................       1,946        2,316
Long-term debt:
  Recourse, .........................................     116,470      110,636
  Nonrecourse .......................................      17,515       20,577
                                                        ---------    ---------
    Total Liabilities ...............................     171,991      163,390
                                                        ---------    ---------

Minority interest ...................................         303          494
                                                        ---------    ---------

Stockholders' equity:
  Common stock, $1 par value; authorized
    10,000,000 shares; issued 3,118,970 shares
    in 1995 and 3,128,262 shares in 1994;
    outstanding 3,117,964 shares in
    1995 and 3,126,762 shares in 1994 ...............       3,119        3,128
  Capital in excess of par value ....................          94          106
  Net unrealized holding gains for available-for-
    sale securities, net of tax .....................        --            752
  Retained earnings .................................      29,859       26,474
  Less treasury stock, at cost; 1,006 shares in
    1995 and 1,500 shares in 1994 ...................          (9)         (14)
                                                        ---------    ---------
       Total Stockholders' Equity ...................      33,063       30,446
                                                        ---------    ---------
                                                        $ 205,357    $ 194,330
                                                        =========    =========

                    HORRIGAN AMERICAN, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                   (UNAUDITED)



(In thousands, except per share amounts)                 1995            1994
----------------------------------------                 ----            ----

Finance revenues:
     Commercial leasing and financing revenues....     $15,919         $13,706
     Interest expense.............................       6,963           4,960
                                                       -------         -------
         Finance revenue margin...................       8,956           8,746
     Provision for possible lease and loan losses.         429             901
                                                       -------         -------
         Finance revenues after provision for possible
           lease and loan losses..................       8,527           7,845
                                                       -------         -------

Operating lease revenues:
     Rents on real estate operating leases........       4,089           4,093
     Rents on equipment operating leases..........         174             160
                                                       -------         -------
         Total operating lease revenues...........       4,263           4,253
     Interest expense.............................       1,991           2,096
     Depreciation.................................         905             898
                                                       -------         -------
         Net operating lease revenues.............       1,367           1,259
                                                       -------         -------
Other operating revenues:
     Customer service fees........................         775             842
     Management and broker income.................         124             228
     Furniture and equipment sales, net of cost
       of goods sold..............................         148             738
     Equity income in real estate partnerships....         671             784
     Provision for write-down of real estate......        (228)             --
     Gain on sale of debt and equity securities. .       1,692              30
     Other income.................................       1,127             413
                                                       -------         -------
         Total other operating revenues...........       4,309           3,035
                                                       -------         -------
Operating expenses:
     Salaries and employee benefits...............       3,701           3,886
     Depreciation and amortization................         290             311
     Other taxes..................................         530             512
     Credit and collection........................         142             190
     Other expenses...............................       2,363           2,260
                                                       -------         -------
         Total operating expenses.................       7,026           7,159
                                                       -------         -------

Earnings before income taxes and
  minority interest...............................       7,177           4,980
     Income tax provision.........................       2,733           1,938
                                                       -------         -------

Earnings before minority interest.................       4,444           3,042
     Minority interest income.....................        (110)           (122)
                                                       -------         -------

Net earnings .....................................     $ 4,334         $ 2,920
                                                       =======         =======

Net earnings per common share.....................     $  1.39          $ 0.93
                                                       =======         =======
                                        3

                    HORRIGAN AMERICAN, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                   (UNAUDITED)


(In thousands, except per share amounts)                    1995         1994
----------------------------------------                    ----         ----

Finance revenues:
     Commercial leasing and financing revenues........    $ 5,592       $ 4,824
     Interest expense.................................      2,452         1,898
                                                          -------       -------
         Finance revenue margin.......................      3,140         2,926
     Provision for possible lease and loan losses.....        161           342
                                                          -------       -------
         Finance revenues after provision for possible
           lease and loan losses......................      2,979         2,584
                                                          -------       -------

Operating lease revenues:
     Rents on real estate operating leases............      1,303         1,410
     Rents on equipment operating leases..............         49            75
                                                          -------       -------
         Total operating lease revenues...............      1,352         1,485
     Interest expense.................................        636           720
     Depreciation.....................................        286           320
                                                          -------       -------
         Net operating lease revenues.................        430           445
                                                          -------       -------
Other operating revenues:
     Customer service fees............................        220           276
     Management and broker income.....................         27            46
     Furniture and equipment sales, net of cost
       of goods sold..................................         --           329
     Equity income in real estate partnerships........         (5)           37
     Provision for write-down of real estate..........        --             --
     Gain on sale of debt and equity securities. .....        767            --
     Other income.....................................        401           153
                                                          -------       -------
         Total other operating revenues...............      1,410           841
                                                          -------       -------
Operating expenses:
     Salaries and employee benefits...................      1,210         1,405
     Depreciation and amortization....................         94           102
     Other taxes......................................        109           143
     Credit and collection............................         51            61
     Other expenses...................................        759           868
                                                          -------       -------
         Total operating expenses.....................      2,223         2,579
                                                          -------       -------

Earnings before income taxes and
  minority interest...................................      2,596         1,291
     Income tax provision.............................        979           526
                                                          -------       -------

Earnings before minority interest.....................      1,617           765
     Minority interest income.........................        (36)          (49)
                                                          -------       -------

Net earnings .........................................    $ 1,581       $   716
                                                          =======       =======

Net earnings per common share.........................    $  0.51       $ 0.22
                                                          =======       =======
                                        4

                    HORRIGAN AMERICAN, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE M0NTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                   (UNAUDITED)


(In thousands)                                              1995         1994
--------------                                              ----         ----

Cash flows from operating activities:
     Finance revenues received .......................   $  14,403    $  12,401
     Rentals and other cash received .................       6,424        7,489
     Lease purchase options received .................       1,817        2,022
     Dividends received ..............................          19           15
     Interest paid ...................................      (9,787)      (6,853)
     Cash paid to suppliers and employees ............      (6,148)      (9,046)
     Income taxes paid ...............................      (2,071)      (1,573)
                                                         ---------    ---------
       Net cash provided by operating activities
        (Note 4) .....................................       4,657        4,455
                                                         ---------    ---------

Cash flows from investing activities:
     Originations and purchases of finance receivables     (92,102)     (72,438)
     Principal collections of finance receivables ....      73,830       62,371
     Acquisitions (net of cash received) .............        --         (3,986)
     Acquisition of debt and equity securities .......        --           (559)
     Proceeds from sale of debt and equity securities        2,771          175
     Acquisition of property under operating leases .. (1,042) (3,769) Proceeds from sale of property under
         operating leases ............................       2,098          609
     Acquisition of property and equipment ...........         (78)        (101)
     Proceeds from sale of property and equipment ....        --              2
     Acquisition of equity, partnership and long-term
       investments ...................................        (351)         (55)
     Proceeds from sale of equity, partnership and
       long-term investments .........................       1,667          688
     Insurance premium paid increasing cash value ....         (15)         (15)
                                                         ---------    ---------
         Net cash used by investing activities .......     (13,222)     (17,079)
                                                         ---------    ---------

Cash flows from financing activities:
     Issuance of common stock ........................         113            3
     Minority capital (paid) received ................        (453)         256
     Dividends paid and partnership distributions ....        (896)      (1,130)
     Acquisition of preferred stock ..................        --           (195)
     Short-term debt borrowings ......................     136,990      137,100
     Short-term debt repayment .......................    (131,250)    (137,600)
     Long-term debt borrowings .......................      46,867       55,146
     Long-term debt repayment ........................     (43,300)     (41,229)
     Certificate borrowings ..........................       5,889        4,510
     Certificate repayment ...........................      (4,496)      (3,785)
     Net change in customer deposits .................        (364)        (425)
                                                         ---------    ---------
       Net cash provided by financing activities .....       9,100       12,651
                                                         ---------    ---------
Net increase in cash .................................         535           27
     Cash at beginning of year .......................       1,947        2,160
                                                         ---------    ---------
     Cash at end of quarter ..........................   $   2,482    $   2,187
                                                         =========    =========

                    HORRIGAN AMERICAN, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1. UNAUDITED STATEMENTS

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Horrigan American, Inc. as of September 30, 1995, and the results of its operations and cash flows for the three month and nine month periods ended September 30, 1995 and 1994.

         The accounting policies followed by the Company are set forth in note A to the Company's 1994 consolidated financial statements included in its 1994 Form 10-K.

         The consolidated financial statements include the accounts of Horrigan American, Inc., eight wholly-owned subsidiaries, one wholly-owned subsidiary for two months (see "Subsidiary Spin-off"), and twenty-seven real estate partnership investments (see "Other Operating Revenues").

NOTE 2. EARNINGS PER COMMON SHARE

         Earnings per common share were computed using weighted average shares and dilutive stock options outstanding during each year and deducting preferred dividend requirements from net earnings. Earnings per common share assuming full dilution were not reported because dilution arising from the stock options is less than three percent.

         Following are details on the net earnings and number of shares used in the computation:

                                         Nine Months Ended           Three Months Ended
                                           September 30,                September 30,
                                        ------------------           ------------------
                                        1995          1994           1995          1994
                                        ----          ----           ----          ----

Net earnings .....................   $ 4,334,000   $ 2,920,000    $ 1,581,000   $   716,000
Dividends on preferred shares ....            --        (8,000)            --            --
                                     -----------   -----------    -----------   -----------
Net earnings applicable to common
   shares ........................   $ 4,334,000   $ 2,912,000    $ 1,581,000   $   716,000
                                     ===========   ===========    ===========   ===========

Weighted average common shares and
   dilutive stock options ........     3,121,713     3,118,060      3,118,664     3,121,941
                                     ===========   ===========    ===========   ===========

Net earnings per common share ....   $      1.39   $      0.93    $      0.51   $      0.22
                                     ===========   ===========    ===========   ===========



NOTE 3.  DIVIDENDS PER SHARE

Following are details on dividends declared and paid:

                                           Nine months ended  Three months ended
                                             September 30,       September 30,
                                             --------------      --------------
                                              1995     1994       1995     1994
                                             -----    -----      -----     ----

Dividends per preferred share ..........     $  --    $4.00      $  --    $  --
Dividends per common share .............     $0.24    $0.32      $0.08    $0.16

NOTE 4.  CASH FLOW INFORMATION

The following is the reconciliation of net earnings to net cash provided by operating activities for the nine months ended september 30:

(In thousands)                                                 1995       1994
--------------                                                 ----       ----
Net earnings .............................................   $ 4,334    $ 2,920
Noncash expenses, revenues, losses and gains
 included in net earnings:
     Depreciation and amortization .......................     1,195      1,209
     Excess of provision for income taxes
        over income taxes paid ...........................       662        365
     Net change in prepaid expenses and payables .........      (159)    (1,034)
     Decrease (increase) in income receivable ............       363        153
     Lease purchase options: cash received in
        excess of earned .................................       733      1,263
     Increase in interest payable ........................       319        203
     Gain on sale of marketable securities, finance and
        operating leases, property and equipment,
        and investments ..................................    (2,889)      (882)
     Provision for possible lease and loan losses ........       429        901
     Equity income (loss) in real estate partnerships
        and associated companies .........................      (668)      (765)
     Provision for write-down of real estate .............       228       --
     Minority interest income ............................       110        122
                                                             -------    -------
     Net cash provided by operating activities ...........   $ 4,657    $ 4,455
                                                             =======    =======

The following is a schedule of noncash investing and financing activities for the nine months ended September 30:

(In thousands)                                                 1995       1994
--------------                                                 ----       ----
Change in carrying value of available-for-sale securities:
     Debt and equity securities ..........................   $(1,140)   $   504
     Deferred tax benefit ................................   $   388    $  (171)
     Net decrease in unrealized holding gains for
       available-for-sale securities .....................   $   752    $   333

Sales of ownership interest in real estate partnerships,
  previously included in
  the consolidated financial statements:
     Operating lease assets and other assets .............   $(3,060)   $  --
     Long-term debt and other liabilities ................   $ 2,498    $  --
     Partnership capital .................................   $   562    $  --

Exchange of stock by shareholders for ownership interest
  in subsidiary company previously included in the
  consolidated financial statements:
     Common stock ........................................   $    23    $  --
     Paid in capital .....................................   $   106    $  --
     Retained earnings ...................................   $   202    $  --
     Equity investment in subsidiary company .............   $  (331)   $  --
     Subsidiary's assets .................................   $(1,270)   $  --
     Subsidiary's long-term debt and other liabilities ...   $   915    $  --
     Stockholder's equity of subsidiary ..................   $   355    $  --

Acquisition:
     Net investment in finance receivables .........      $  --         $ 9,542
     Other assets ..................................      $  --         $    67
     Short-term debt assumed .......................      $  --         $(7,000)
     Security deposits assumed .....................      $  --         $  (630)
     Other liabilities assumed .....................      $  --         $(1,365)
     Deferred income taxes assumed .................      $  --         $  (614)
     Goodwill ......................................      $  --         $   152
     Long-term debt obligation .....................      $  --         $  (152)

Distribution from an equity investment
  in a real estate partnership
     Net investment in finance receivables .........      $   450       $  --
     Long-term debt ................................      $  (450)      $  --

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Net Earnings

     The Company generated net earnings of $4,334,000 for the first nine months of 1995 compared to net earnings of $2,920,000 for the same period a year ago. Net earnings of $1,581,000 were reported for the third quarter of 1995 compared to net earnings of $716,000 for the third quarter of 1994. The components of these changes are discussed in the following sections.

Total Finance Revenues

     Commercial leasing and financing revenues were $15,919,000 for the first nine months of 1995 compared to $13,706,000 for the first nine months of 1994, resulting in a 16.2% increase. Commercial leasing and financing revenues increased 15.9% to $5,592,000 for the third quarter of 1995 compared to $4,824,000 for the third quarter of 1994.

     This increase in total finance revenues is primarily due to a higher average outstanding balance of finance receivables, principally the result of an increase in total volume of new leases and loans generated through the Company's sales efforts and the acquisition of a portfolio of finance receivables during the second quarter of 1994. Net direct finance lease receivables and commercial finance receivables totalled $165,825,000 as of September 30, 1995, compared to $145,969,000 as of September 30, 1994.

     This increase in volume has reduced the negative impact of lower yields on the lease and loan portfolio. Lower yields resulted from the mix of the Company's newly acquired leases and loans, which consists of higher transaction sizes with lower implicit yields since the lessees are more rate sensitive.


Finance Revenue Margin

     Finance revenue margin represents the difference between total finance revenues and the amount the Company pays as interest on short-term borrowings and long-term debt allocated to finance receivables. The Company's finance revenue margin was $8,956,000 for the first nine months of 1995 and $8,746,000 for the first nine months of 1994.

     The Company's finance revenue margin increased $210,000 (2.4%) for the first nine months of 1995 compared to the same period a year ago. Total finance revenues increased 16.2% in 1995 from 1994 and interest expense increased 40.4% for the same period. The average interest rate earned on the Company's average outstanding finance receivables decreased 40 basis points to 12.94% in 1995 from 13.34% for the first nine months of 1994. The average interest rate on the Company's average outstanding borrowings increased 90 basis points to 7.35% in 1995 from 6.45% for the first nine months of 1994.

     The Company's finance revenue margin increased $214,000 (2.4%) for the third quarter of 1995 compared to the same period of 1994. The average interest rate earned on the Company's average outstanding finance receivables increased 19 basis points to 13.05% in 1995 from 12.86% for the third quarter of 1994. The average interest rate on the Company's average outstanding borrowings increased 82 basis points to 7.42% in 1995 from 6.60% for the third quarter of 1994.

     The net increase in finance revenue margin was due to an increase in volume of new leases and loans offset by lower implicit yields on outstanding earning assets and higher cost of borrowings for the first nine months of 1995 compared to the same period a year ago. Average outstanding earning assets increased $27,028,000 and average outstanding debt increased $23,470,000 for the same period, resulting in higher leverage. The Company continues to market higher average balance commercial leasing and financing contracts, with lower implicit yields to achieve improved asset quality and economies of operations. The Company's Asset and Liability Committee reviews the interest rate spread regularly and manages the matching of debt with these finance receivables.


Provision For Possible Lease and Loan Losses

     The provision for possible lease and loan losses decreased $472,000 (52.4%) to $429,000 for the first nine months of 1995 compared to the same period a year ago. The provision for possible lease and loan losses for the third quarter of 1995 decreased $181,000 (52.9%) compared to the same period a year ago. The following table details the components of the provision for possible lease and loan losses as of and for the nine months ended September 30, 1995 and 1994.


(In thousands)
--------------

       Provision                                                         Allowance
      for Possible                                                      for Possible    Gross      Allowance
       Lease and            Net Loss Experience                            Lease      Ivestment       as a
        Loan        -----------------------------------  Acquired        and Loan        in       % of Gross
        Losses      Charge-offs  Recoveries  Net Losses  Allowance (A)     Losses     Receivables  Receivables
        ------      -----------  ----------  ----------  -------------     ------     -----------  -----------

NINE MONTHS ENDED SEPTEMBER 30

1995     $429           (616)       432         (184)        --            $6,300       $196,060       3.22
1994     $901         (1,205)       581         (624)       214            $5,929       $171,915       3.45


QUARTER ENDED SEPTEMBER 30

1995     $161           (190)        114        (76)         --            $6,300
1994     $342           (405)        193       (212)         --            $5,929


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

     As of September 30, 1995, the Company allocated $75,000 of the allowance for possible lease and loan losses in anticipation of losses on certain individually significant accounts. This allocated allowance decreased $60,000 from December 31, 1994.

     The recorded investment in the loans for which impairment has been recognized approximated $75,000 as of September, 1995. The total allowance for possible loan losses related to these impaired loans is $75,000 as of September 30, 1995.

     The Company's net losses of commercial leasing and financing receivables decreased $440,000 (70.5%), for the first nine months of 1995 compared to the same period a year ago. The Company's net charge-offs of commercial leasing and financing receivables decreased $136,000 (64.2%), for the third quarter of 1995 compared to the same period a year ago.

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


Net Operating Lease Revenues

     Net operating lease revenues represent rents on real estate and equipment operating leases offset by related interest and depreciation expenses. Net operating lease revenues increased $108,000 (8.6%) for the first nine months of 1995 compared to the same period a year ago. Total operating lease revenues increased $10,000 (0.2%) to $4,263,000. The increase is due primarily to the acquisition of one property in December, 1994 and a $63,900 recovery of rents charged off in the prior year offset by a decrease due to the sale of properties in July, 1995 and December, 1994, and the placement of two tenants on a non-accrual basis in 1995. Interest expense attributable to net operating lease revenues decreased $105,000 (5.0%). Depreciation expense attributable to net operating leases increased $7,000 (0.8%) primarily the result of the acquisition and sale of real estate properties as noted above.

     Net operating lease revenues decreased $15,000 (3.4%), for the third quarter of 1995 compared to the same period a year ago. Total operating lease revenues decreased $133,000 (9.0%), primarily due to the placement of two tenants on a non-accrual basis in 1995. Interest expense decreased $84,000 (11.7%), and depreciation expense decreased $34,000 (10.6%) due to the same factors that impacted the nine month period.

     The Company's principal objectives for its real estate business are to (1) manage its properties aggressively, maintaining the integrity of the assets through appropriate capital expenditures, and (2) actively consider the selective sale of individual properties or groups of properties.

     The Company's aggregate investment in real estate is not expected to significantly appreciate in value over the next several years. It is expected that the Company's real estate investments (after third party mortgage debt service obligations and overhead expenses) will continue to provide positive cash flow to the Company.

     The commercial real estate business is subject to several risks which management reviews on a regular basis. These risks are identified below with the status of each as of September 30, 1995:

         1.   Credit risks.

              There are various levels of credit risks inherent in the Company's rent receivables. Rents totalling $8,800 were thirty-one or more days past due.

         2. General market conditions nationally or within specific geographic areas.

              The Company is maintaining an ownership interest, ranging from 10% to 100%, in 35 real estate properties with an original cost of $54,182,000 in the following states, with the percentage of concentration indicated in parenthesis: Florida (32%), Pennsylvania (17%), New Jersey (16%), Michigan (11%) and other (24%).

         3. Greater difficulty in releasing or selling special purpose buildings.

              The Company's special purpose buildings include three day-care facilities. None are presently for sale and all are fully occupied. The Company also owns and manages one limited service hotel, which may be sold in the fourth quarter.

         4.   Vacancies.

              At September 30, 1995, total vacancy (excluding the hotels), based on the portfolio's total square footage, approximated 28%. The vacancy percentage included partial vacancies (7.3%) in seven real estate projects and full vacancies (20.7%) in three real estate projects (with a recorded book value of $2,335,000). Some of of these properties may require additional cash from the Company until they are substantially leased. Management is actively pursuing new tenants for, or sales of, these properties.

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

              It is estimated that, not including potential ADA requirements, up to approximately $1,245,000 of improvements may be made within the next twelve months. Approximately 15% of the cost of these improvements will be funded through operating cash generated by the partnerships, and the balance through additional debt.

         6.   Mortgage loan rollover.

              The extensions or replacement of existing mortgage loans as they come due continue to involve a higher degree of risk in the current and reasonably foreseeable future. Such loans, when available, are frequently at lower loan amounts. During the next twelve months, approximately $6,863,000 of third party mortgage debt will come due and will require negotiation or replacement financing. It is expected that a substantial portion of this debt will be renegotiated for extended terms with existing lenders. To the extent any such debt is not extended in maturity, the Company expects to seek funding from other lenders or provide funding internally, if necessary.

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

              As of June 30, 1995, there was one property believed to have an estimated current fair value materially below book value. Accordingly, this property was written down as of the date of the determination. The Company incurred an additional charge to earnings, net of deferred taxes, of $140,000, and reduced its share of reported book value in real estate assets by $228,000. Future changes to any property valuation may be necessary if any condition differs substantially from the assumptions used in developing current valuations. During the third quarter of 1995, there were no additional properties believed to have an estimated current fair value materially below book value.

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

Other Operating Revenues

     Other operating revenues increased $1,274,000 (42.0%) to $4,309,000 for the first nine months of 1995 compared to the same period a year ago. Customer service fees decreased $67,000 (8.0%) due to a continued reduction in insurance premiums and late charges earned offset by an increase in recording fees earned. Management income decreased $104,000 (45.6%) due to the sale of two hotels in June, 1995 and June, 1994. Furniture and equipment sales, net of cost of goods sold, decreased $590,000 (80.0%) due to only two months of activity reported in 1995, compared to nine months in 1994. The Company's share of equity income in unconsolidated real estate partnerships decreased $113,000 (14.4%) primarily due to increased partnership expenses. A provision for write-down of real estate decreased total other operating revenues by $228,000. Gain on sale of equity securities increased $1,662,000 due to increased sales activity. Other income increased $714,000 (172.9%) due primarily to a gain on the sale of a partnership interest ($183,000), gains on the sale of real estate properties ($271,000), and recovery income from charged-off accounts purchased through previous acquisitions ($150,000).

     Other operating revenues increased $569,000 (67.7%) for the third quarter of 1995 compared to the same period a year ago primarily resulting from an increase in gain of $767,000 from the sale of equity securities. Furniture and equipment sales decreased $329,000 and customer service fees decreased $56,000 due to the same factors that impacted the nine-month period. Other income increased $248,000 for the third quarter of 1995 primarily due to gains on the sale of real estate properties ($245,000).

Operating Expenses

     Operating expenses decreased $133,000 (1.9%) to $7,026,000 for the first nine months of 1995 compared to the same period a year ago. Salaries, related taxes, and employee benefits decreased $185,000 (4.8%) resulting from a reduction of $395,000 due to the subsidiary spin-off offset by the addition of several employees through the 1994 acquisitions. Depreciation and amortization decreased $21,000 (6.8%). Other taxes increased $18,000 (3.5%) due to an increase in real estate tax expense. All remaining expenses increased $55,000 (2.3%) due primarily to additional advertising and marketing expense ($88,000), professional fees relating to the spin-off ($34,000), and additional operating expenses as the result of the 1994 acquisitions ($91,000), offset by a reduction of $159,000 due to the subsidiary spin-off.

     Operating expenses decreased $356,000 (13.8%) for the third quarter of 1995 compared to the same period a year ago. Salaries, related taxes, and employee benefits decreased $195,000 (13.9%), depreciation and amortization decreased $8,000 (7.8%) and other taxes decreased $34,000 (23.8%) due to the same factors that impacted the nine month period. All remaining expenses decreased $119,000 (12.8%).

Provision for Income Taxes

     Provision for income taxes for the first nine months of 1995 were $2,733,000 compared to $1,938,000 for the comparable period a year ago. The effective income tax rates for the first nine months of 1995 and 1994, were 38.1% and 38.9%, respectively.

     For the third quarter of 1995, provision for income taxes totalled $979,000 compared to $526,000 in the third quarter of 1994. The effective tax rates for the third quarters of 1995 and 1994 were 37.7% and 40.7%.


Net Investment in Finance Receivables and Property under Operating Leases

     Net direct finance lease receivables and commercial finance receivables totalled $165,825,000 as of September 30, 1995 compared to $148,073,000 as of December 31, 1994, a net increase of $17,752,000 for the nine months.

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

     Property under operating leases, net of accumulated depreciation, decreased $4,033,000 primarily due to the sale of real estate properties and normal depreciation. The change in property under operating leases is in accordance with management strategy (see "Net Operating Lease Revenues").


Possible Sale of the Company

     On September 22, 1995, the Company and a prospective purchaser finalized a term sheet describing the proposed acquisition by the purchaser of all the outstanding stock of the Company. Terms of the proposed acquisition would require (1) the purchaser to cause the Company to redeem all of the Company's outstanding Subordinated Investment Certificates, at or shortly after the closing of the proposed acquisition, and (2) the Company to spin off the real estate subsidiary corporation to the shareholders of the Company. It is the Company's present expectation that the closing of the proposed acquisition, if consummated, would occur in early January, 1996.

     The Company has not entered into any legally binding agreement to complete the proposed acquisition. Completion of the proposed acquisition would be subject to further negotiations, the execution of a definitive agreement, and a number of other conditions, including regulatory approval and the approval of the board of directors and shareholders of the Company.


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

     Net cash provided by operating activities was $4,657,000 for the nine months ended September 30, 1995 compared to $4,455,000 for the same period a year ago.

     The Company's direct finance lease receivables and equipment operating leases are funded primarily with unsecured senior debt. The Company generally attempts to match new leases with borrowings of like maturity and amount in which the interest rate is fixed at the time of the borrowing. Additionally, the Company borrows term debt with varying maturities and short-term floating interest rate debt, and uses Subordinated Investment Certificate debt. The Company's commercial finance receivables are similarly match funded by various forms of unsecured senior debt and Subordinated Investment Certificate debt. The Company has unused lines of credit totalling $54,456,000 as of September 30, 1995. (See "Capital Resources").

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

Capital Resources

     Future growth of the Company will depend in significant measure on its ability to obtain additional lines of credit and other financing, the continued sale of Subordinated Investment Certificates, the sale of the Company's ownership interests in real estate partnerships and continued profitability. As of September 30, 1995, the Company had the following debt structure:

                                                  Debt Outstanding and
                                              Availability/Lines of Credit
                                              ----------------------------

                                              Total
(In thousands)                            Availability      In Use       Unused
--------------                            ------------      ------       ------

Short-Term Borrowings:
  Investment Certificate .............      $   --        $  2,801      $   --
  Fixed Rate .........................        39,000        24,500        14,500
  Floating Rate ......................         5,000         1,490         3,510
                                            --------      --------       -------
     Sub-Total .......................        44,000        28,791        18,010
                                            --------      --------       -------

Long-Term Debt:
Recourse
  Investment Certificate .............          --          27,599          --
  Unsecured Funding Program ..........        80,366        58,360        22,006
  Fixed Rate .........................        38,852        24,412        14,440
  Real Estate Mortgages ..............          --           4,099          --
  Term Loan ..........................          --           2,000          --

Nonrecourse
  Real Estate Mortgages ..............          --          17,515          --
                                            --------      --------       -------
     Sub-Total .......................       119,218       133,985        36,446
                                            --------      --------       -------

TOTAL DEBT ...........................                    $162,776
                                                          ========
TOTAL AVAILABILITY ...................      $163,218                     $54,456
                                            ========                     =======


         The notional principal amounts of outstanding swap contracts increased by $4,136,000 from December 31, 1994 for an outstanding balance of $11,724,000 as of September 30, 1995. The swap contracts are "plain vanilla" swaps matched with outstanding short-term borrowings.

         Total stockholders' equity increased $2,617,000 from December 31, 1994 to September 30, 1995 due to the retention of earnings ($4,334,000), issuance of common stock ($113,000), offset by a decrease in net unrealized holding gains for available-for-sale securities ($752,000), payment of dividends ($747,000) and the retirement of common stock ($331,000), resulting from the subsidiary spin-off.

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

B. There were no reports on Form 8-K filed for the nine months ended September 30, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   HORRIGAN AMERICAN, INC.
                                                   -------------------------
                                                        (Registrant)




                                                   /s/ Arthur A. Haberberger
                                                   -------------------------
                                                   Arthur A. Haberberger
                                                   President and
                                                   Chief Executive Officer

Date: November 13, 1995                            (Principal Executive Officer)



                                                   /s/ Robert Ordway
                                                   -------------------------
                                                   Robert Ordway
                                                   Senior Vice President
Date: November 13, 1995                            (Principal Financial and
                                                   Accounting Officer